Form 10QSB
period 1999-07-31
CARIBBEAN VENTURES INC /NV/
filed 1999-08-27
CIK 1076607

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The transition period from _______ to _______


                            CARIBBEAN VENTURES, INC.
                 (Name of Small Business Issuer in Its Charter)


            Nevada                                               86-0871787
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                            11878 N. Saguaro Blvd. #E
                            Fountain Hills, AZ 85268
                    (Address of Principal Executive Offices)

Registrant's telephone number:                                      602-837-4969

Former name, former address, and former fiscal
Year end, if changed since last report:                           Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, Par Value $0.001 Per Share, 3,000,000 Shares Outstanding as of July 1st, 1999

Transactional Small Business Disclosure Format  Yes [ ]  No [X]

================================================================================

                            CARIBBEAN VENTURES, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I   FINANCIAL STATEMENTS

Item 1   FINANCIAL STATEMENTS (Unaudited)

         Balance Sheet                                                    3

         Statement of Income                                              4

         Statement of Changes in Stockholders' Equity                     5

         Statement of Cash Flows                                          6

         Notes to Financial Statements                                    7

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of operations                              7

PART II  OTHER INFORMATION

SIGNATURES                                                                8

                            CARIBBEAN VENTURES, INC.
                                 BALANCE SHEETS
                        July 31, 1999 and April 30, 1999

                                     ASSETS

                                                           Unaudited   Audited
                                                            July 31,   April 30,
                                                             1999       1999
                                                            -------    -------
Current Assets
  Cash and Cash Equivalents                                 $   -0-    $   -0-
                                                            -------    -------
    Total Current Assets                                        -0-        -0-
                                                            -------    -------
Other Assets
Organization Expense (Net of Amortization)                      274        299
                                                            -------    -------
    Total Other Assets                                          274        299
                                                            -------    -------
Total Assets                                                $   274    $   299
                                                            =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                         $   -0-    $   -0-
                                                            -------    -------
    Total Current Liabilities                                   -0-        -0-
                                                            -------    -------
Stockholder's Equity
  Common Stock, authorized 25,000,000
  Shares, 3,000,000 shares outstanding par value $.0001       3,000      3,000
Additional Paid in Capital                                      -0-        -0-
Retained Earnings (Loss)                                     (2,726)    (2,701)
                                                            -------    -------
    Total Stockholders' Equity                                  274        299
                                                            -------    -------
Total Liabilities and Stockholder's Equity                  $   274    $   299
                                                            =======    =======

The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                              STATEMENTS OF INCOME
                    For the Three Months ended July 31, 1999
                        and the Year Ended April 30, 1999

                                                 Unaudited
                                                    Three            Audited
                                                Months Ended         Year End
                                                July 31, 1999     April 30, 1999
                                                -------------     --------------

Revenue                                          $       -0-       $       -0-

Expenses

  Amortization Expense                                    25               101
                                                 -----------       -----------
  Total Expenses                                          25               101
                                                 -----------       -----------
Net Income/(Loss) Before Taxes                            25              (101)
                                                 -----------       -----------
Income Taxes                                             -0-               -0-
                                                 -----------       -----------
Net Income/(Loss) After Taxes                    $        25       $      (101)
                                                 ===========       ===========

Earnings (Loss) per Common Share                       (-0-)             (-0-)

Weighted Average Numbers of Shares Outstanding     3,000,000         3,000,000


The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Three Months Ended July 31, 1999 and the Year Ended April 30, 1999

                                                                                          Paid in
                                      Preferred  Stock                 Stock     Capital  Retained
                                        Stock    Amount  Common Stock  Amount    Amount   Earnings   Total
                                        -----    ------  ------------  ------    ------   --------   -----
Balance April 30, 1998 - Audited          -0-    $  -0-    3,000,000   $ 3,000   $  -0-   $(2,600)  $  400

Retained Earnings (Loss) - Audited        -0-       -0-          -0-       -0-      -0-      (101)    (101)
                                       ------    ------    ---------   -------   ------   -------   ------
Balance April 30, 1999 - Audited          -0-       -0-    3,000,000     3,000      -0-    (2,701)     299

Retained Earnings (Loss) - Unaudited      -0-       -0-          -0-       -0-      -0-       (25)     (25)
                                       ------    ------    ---------   -------   ------   -------   ------
Balance July 31, 1999 - Unaudited         -0-    $  -0-    3,000,000   $ 3,000   $  -0-   $(2,726)  $  274
                                       ======    ======    =========   =======   ======   =======   ======

The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
                  For the Three Months Ended July 31, 1999 and
                          the Year Ended April 30, 1999

                                                Unaudited            Audited
                                            Three Months Ended      Year Ended
                                              July 31, 1999       April 30, 1999
                                              -------------       --------------

Net Income (Loss)                                $   (25)            $  (101)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization Expense                              25                 101
                                                 -------             -------
Cash Provided by Operations                          -0-                 -0-
                                                 -------             -------
Cash Used in Investing Activities                    -0-                 -0-
                                                 -------             -------
Cash Provided by Financing Activities                -0-                 -0-
                                                 -------             -------
Net Change in Cash                                   -0-                 -0-

Beginning Balance                                    -0-                 -0-
                                                 -------             -------
Ending Cash Balance                                  -0-                 -0-
                                                 =======             =======


The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.

                         July 31, 1999 and April 30 1999

ITEM 1

NOTE 1 - History and Organization of the Company

The Company was organized April 28th, 1997 under the Laws of the State of Nevada as Dom Caribe The name was changed to Caribbean Ventures, Inc. The Company has no operations and in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending July 31st, 1999 are not necessarily indicative of the results that may be expected for the period ended April 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended April 30, 1999

ITEM 2

Management's Discussion and analysis of Financial Condition and Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any incidental costs, which may occur.

Earl P. Gilbrech, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the acquisition of a property or property. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate the acquisition of a property or project with a profitable opportunity. There is no assurance that the Company can identify such an acquisition property or project.

                                     PART II

                                OTHER INFORMATION

Item 1  Legal Proceedings                                                   None

Item 2  Changes in the Rights of the Company's Security Holders             None

Item 3  Defaults by the Company on its Senior Securities                    None

Item 4  Results of Votes of Security Holders                                None

Item 5  Other Information                                                   None

Item 6  Exhibits and Reports on Form 8-K                                    None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARIBBEAN VENTURES, INC.

Date: August 12, 1999
                                        By: /s/ Earl P. Gilbrech
                                            ------------------------------------
                                            Earl P. Gilbrech
                                            Sec/Tres and Director