Form 10QSB
period 1999-10-31
CARIBBEAN VENTURES INC /NV/
filed 1999-11-01
CIK 1076607

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended October 31, 1999

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


                            11878 N. Saguaro Blvd. #E
                            Fountain Hills, AZ 85268
                    (Address of Principal Executive Offices)

Registrant's telephone number:                                      480-837-4969

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

Common Stock, Par Value $0.001 Per Share, 3,000,000 Shares Outstanding as of October 1st, 1999

Transactional Small Business Disclosure Format  Yes [ ]  No [X]

================================================================================

                            CARIBBEAN VENTURES, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I   FINANCIAL STATEMENTS

Item 1   FINANCIAL STATEMENTS (Unaudited)

         Balance Sheet                                                     3

         Statement of Income                                               4

         Statement of Changes in Stockholders' Equity                      5

         Statement of Cash Flows                                           6

         Notes to Financial Statements                                     7

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of operations                               9

PART II  OTHER INFORMATION

SIGNATURES                                                                10

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)

                                 BALANCE SHEETS
                       October 31, 1999 and April 30, 1999

                                     ASSETS

                                                          Unaudited    Audited
                                                          October 31,  April 30,
                                                             1999        1999
                                                            -------     -------
Current Assets
  Cash and Cash Equivalents                                 $   -0-     $   -0-
                                                            -------     -------
    Total Current Assets                                        -0-         -0-
                                                            -------     -------
Other Assets
Organization Expense (net of
  amortization)                                                 -0-         299
                                                            -------     -------
     Total Other Assets                                         -0-         299
                                                            -------     -------
Total Assets                                                $   -0-     $   299
                                                            =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                         $   -0-     $   -0-
                                                            -------     -------
         Total Current Liabilities                              -0-         -0-
                                                            -------     -------
Stockholders' Equity
   Common stock, $.001 par, 25,000,000 shares
     authorized, 3,000,000 shares issued and outstanding      3,000       3,000
Additional Paid In Capital                                      -0-         -0-
Retained Earnings (Loss)                                     (3,000)     (2,701)
                                                            -------     -------
         Total Stockholders' Equity                             -0-         299
                                                            -------     -------
Total Liabilities and Stockholders' Equity                  $ (-0-)     $   299
                                                            =======     =======

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)

                              STATEMENTS OF INCOME
         For the Six Months Ended October 31, 1999 and October 31, 1998,
          the Year Ended April 30, 1999, and the Period April 27, 1997
                         (inception) to October 31, 1999

                                             Unaudited                          April 27, 1997
                                    Six Months Ended October 31,    Audited     (inception) to
                                      ------------------------     Year Ended     October 31,
                                        1999           1998      April 30, 1999      1999
                                      ----------    ----------     ----------     ----------
Revenue                               $      -0-    $      -0-     $      -0-            -0-

Expenses

Amortization Expense                         -0-            50            101            101
                                      ----------    ----------     ----------     ----------
Total Expenses                               -0-            50            101            101
                                      ----------    ----------     ----------     ----------
Net  Income/(Loss) Before Taxes and
  Extraordinary Items                        -0-           (50)          (101)          (101)
                                      ----------    ----------     ----------     ----------
Income Taxes                                 -0-           -0-            -0-            -0-
                                      ----------    ----------     ----------     ----------
Net Income Before Extraordinary Item         -0-           (50)          (101)          (101)

Adjustment due to Account Change            (299)          -0-            -0-           (299)
                                      ----------    ----------     ----------     ----------
Net Income/(Loss)                     $     (299)   $      (50)    $     (101)    $     (400)
                                      ==========    ==========     ==========     ==========
Earnings (Loss) per Common Share
Income before extraordinary items          (-0-)         (-0-)          (-0-)          (-0-)
Effect of accounting change                (-0-)         (-0-)          (-0-)          (-0-)
                                      ----------    ----------     ----------     ----------
Net Income/(Loss)                            -0-           -0-            -0-            -0-
                                      ==========    ==========     ==========     ==========
Weighted Average Numbers of
Shares Outstanding                     3,000,000     3,000,000      3,000,000      3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Six Months Ended October 31, 1999 and the Year Ended April 30, 1999

                                                                                        Paid In
                                       Preferred     Stock      Common       Stock      Capital    Retained
                                         Stock       Amount      Stock       Amount      Amount    Earnings      Total
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance April 30, 1998  - Audited            -0-   $     -0-   3,000,000   $   3,000   $     -0-   $  (2,600)  $     400

Retained Earnings (Loss) - Audited           -0-         -0-         -0-         -0-         -0-        (101)       (101)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance April 30, 1999 - Audited             -0-         -0-   3,000,000       3,000         -0-      (2,701)        299

Retained Earnings (Loss) - Unaudited         -0-         -0-         -0-         -0-         -0-        (299)       (299)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance October 31, 1999 - Unaudited         -0-   $     -0-   3,000,000   $   3,000   $     -0-   $  (3,000)  $     -0-
                                       =========   =========   =========   =========   =========   =========   =========


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
         For the Six Months Ended October 31, 1999 and October 31, 1998,
          the Year Ended April 30, 1999, and the Period April 27, 1997
                         (inception) to October 31, 1999

                                                        Unaudited                          April 27, 1997
                                               Six Months Ended October 31,    Audited     (inception) to
                                                 ------------------------     Year Ended     October 31,
                                                    1999          1998      April 30, 1999      1999
                                                 ----------    ----------     ----------     ----------
Net Income (Loss)                                  $ (299)       $  (50)        $ (101)        $ (400)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
  Amortization Expense                                -0-            50            101            101
  Adjustment due to accounting
    Change                                            299           -0-            -0-            299
                                                   ------        ------         ------         ------
Cash Provided by Operations                           -0-           -0-            -0-            -0-
                                                   ------        ------         ------         ------

Cash Used in Investing Activities                     -0-           -0-            -0-            -0-
                                                   ------        ------         ------         ------

Cash Provided by Financing Activities                 -0-           -0-            -0-            -0-
                                                   ------        ------         ------         ------

Net Change in Cash                                    -0-           -0-            -0-            -0-

Beginning Balance                                     -0-           -0-            -0-            -0-
                                                   ------        ------         ------         ------
Ending Cash Balance                                $  -0-        $  -0-         $  -0-         $  -0-
                                                   ======        ======         ======         ======

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                        (a development state enterprise)

                          NOTES TO FINANCIAL STATEMENTS
              October 31, 1999, October 31, 1998 and April 30, 1999

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

INCOME TAXES AND CASH FLOWS - The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards Board Statement No. 109 and No. 95.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

NOTE 2. CASH

The Company has no bank accounts at this time.

NOTE 3 - ORGANIZATION COSTS

The Company incurred organization costs in the amount of $500 in April, 1997. These costs were being amortized on a straight-line basis over a five year period through April 30, 1999 after which time Statement of Position 98-5 as discussed in Note 8 was adopted.

NOTE 4 - EARNINGS PER SHARE

Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the period.

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
              October 31, 1999, October 31, 1998 and April 30, 1999
                                   (continued)

NOTE 5 - COMMON STOCK

The Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding as of April 30, 1999. The stock was issued for maintaining the entity and reviewing potential business opportunities.

As of October 31, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

NOTE 6 - LEASE COMMITMENTS

The Company currently has no commitments for leases or contingencies.

NOTE 7 - USE OF ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

NOTE 8 - ACCOUNTING CHANGE

Effective May 1, 1999, the Company adopted Statement of Position 98-5. As a result of this change the Company expensed $299 of unamortized organizational costs during the current period.

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

                                        CARIBBEAN VENTURES, INC.

Date: November 1, 1999
                                        By: /s/ Earl P. Gilbrech
                                            ------------------------------------
                                            Earl P. Gilbrech
                                            Sec/Tres and Director