Form 10QSB
period 2000-01-31
INTERNETFINANCIALCORP COM INC
filed 2000-03-21
CIK 1076607

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000Commission File
No. 001-14849
10







                 INTERNETFINANCIALCORP.COM, INC.
               (FORMERLY CARIBBEAN VENTURES, INC.)
     (Exact name of registrant as specified in its charter)







Nevada                                            86-0871787
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of January 31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on August 11, 1999.
The description of the current plan of operation is incorporated by reference to Section 2 of its amended Form 10-SB.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 3,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of January 31, 2000, and for the nine-month.

March 20, 2000
Board of Directors
Caribbean Ventures, Inc.
Las Vegas, Nevada

We have compiled the accompanying balance sheets of Caribbean Ventures, Inc. as of January 31, 2000 and October 31, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the nine month periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 1, the Company has been in the development stage since its inception on April 27, 1997. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The April 30, 1999, financial statements were audited by us and we expressed an unqualified opinion on them in our report dated
July 9, 1999. We have not performed any auditing procedures since that date.

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                         BALANCE SHEETS
               January 31, 2000 and April 30, 1999


                                 Unaudited         Audited
                                 January 31, 2000  April 30, 1999
            ASSETS
Current Assets:
Cash and Cash Equivalents         0                 0
Total Current Assets             0                 0
Other Assets
Organization Expense (net of      0                 $299
amortization)
Total Other Assets               0                 $299
Total Assets                     0                 $299
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;

TOTAL CURRENT LIABILITIES         0                 0
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,   $3,00             $3,000
25,000,000 shares authorized,
3,000,000 issued and
outstanding
Additional paid-in Capital        0                 0
Retained Earnings (Loss)          (3,000)           (2,701)
TOTAL STOCKHOLDERS' EQUITY       0                 299
TOTAL LIABILITIES AND            0                 $299
STOCKHOLDERS' EQUITY

                    CARIBBEAN VENTURES, INC.
                (A Development Stage Enterprises)
                       STATEMENT OF INCOME
For the Nine Months Ended January 31, 2000 and January 31, 1999,
  the Year Ended April 30, 1999, and the Period April 27, 1997
                 (inception) to January 31, 2000



                      Unaudited Nine    Unaudited Nine    Audited Year      April 27, 1997
                      Months January    Months January    Ended April 30,   (inception) to
                      31, 2000          31, 1999          1999              January 31, 2000
Revenue               0                 0                 0                 0
Expenses
Amortization Expense   0                 75                101               101
Total Expenses         0                 75                101               101
Net Income/(Loss)     0                 (75)              (101)             (101)
Before Taxes and
Extraordinary Items
Income Taxes          0                 0                 0                 0
Net Income Before     0                 (75)              (101)             (101)
Extraordinary Item
AdjuStment due to     (299)             0                 0                 (299)
Account Change
Net Income/(Loss)     $(299)            $(75)             $(101)            $(400)
Earnings (Loss) per   0                 0                 0                 0
Common Share Income
before extraordinary
items
Effect of accounting  0                 0                 0                 0
change
Net Income/(Loss)     0                 0                 0                 0
Weighted Average      3,000,000         3,000,000         3,000,000         3,000,000
Number of Shares
Outstanding

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                    CARIBBEAN VENTURES, INC.
                (A Development Stage Enterprise)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Nine Months Ended January 31, 2000 and the Year Ended
                         April 30, 1999


                              Preferred Stock   Stock Amount      Common Stock      Stock Amount
                              0                 0                 3,000,000 $3,000
Balance April 30, 1998 -
Audited
Retained Earnings (Loss) -    0                 0                 0                 0
Audited
Balance April 30, 1999 -      0                 0                 3,000,000         $3,000
Audited
Retained Earnings (Loss) -    0                 0                 0                 0
Unaudited
Balance January 31, 2000 -    0                 0                 3,000,000         $3,000
Unaudited

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                    CARIBBEAN VENTURES, INC.
                (A Development Stage Enterprise)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Nine Months Ended January 31, 2000 and the Year Ended
                         April 30, 1999
                           (continued)


                             Paid-in Capital   Retained          Total
                             Amount            Earnings
                             0                 $(2,600)     $400
Balance April 30, 1998 -
Audited
Retained Earnings (Loss) -   0                 (101)             (101)
Audited
Balance April 30, 1999 -     0                 (2,701)           299
Audited
Retained Earnings (Loss) -   0                 (299)             (299)
Unaudited
Balance January 31, 2000 -   0                 $(3,000)          0
Unaudited

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                    CARIBBEAN VENTURES, INC.
                (A Development Stage Enterprise)
                    STATEMENTS OF CASH FLOWS
For the Nine Months Ended January 31, 2000 and January 31, 1999,
   the Year Ended April 30, 1999, and the Period April 27, 1997
                 (inception) to January 31, 2000

                    Unaudited Nine    Unaudited Nine    Audited Year End  April 27, 1997
                    Months Ended      Months Ended      April 30, 1999    (inception) to
                    January 31, 2000  January 31, 1999                    January 31, 2000
Net Income (Loss)
Adjustments to       (299)             (75)              (101)             (400)
reconcile net
income to net cash
provided by
operating
activities:
Amortization        0                 75                101               101
Expense
Adjustment due to    299               0                 0                 299
accounting change
Cash Provided by    0                 0                 0                 0
Operations
Cash Used in        0                 0                 0                 0
Investing
Activities
Cash Provided by    0                 0                 0                 0
Financing
Activities:
Net Change in Cash  0                 0                 0                 0
Cash, Beginning of  0                 0                 0                 0
period
Cash, end of        0                 0                 0                 0
period

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.
                    CARIBBEAN VENTURES, INC.
                (a development state enterprise)
                  NOTES TO FINANCIAL STATEMENTS
      January 31, 2000, January 31, 1999 and April 30, 1999
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings   per   share  has  been  computed   by   dividing   net
income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the period.
                    CARIBBEAN VENTURES, INC.
                (a development state enterprise)
                  NOTES TO FINANCIAL STATEMENTS
      January 31, 2000, January 31, 1999 and April 30, 1999
                           (continued)
NOTE 5 - COMMON STOCK

The  Company  had  3,000,000 shares of common  stock,  par  value
$0.001, issued and outstanding as of April 30, 1999. The stock was issued for maintaining the entity and reviewing potential business opportunities.

As of January 31, 2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.
NOTE 6 - LEASE COMMITMENTS

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

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on February 19, 1999 File No. 1-14849. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on February 19, 1999 File No. 1-14849. This exhibit is incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Internetfinancialcorp.com, Inc.



                           By: /s/ Theo Sanidas
                              Theo Sanidas, President