Form 10KSB
period 2000-04-30
INTERNETFINANCIALCORP COM INC
filed 2000-07-18
CIK 1076607

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended April 30, 2000  Commission File No. 000-30074






                 INTERNETFINANCIALCORP.COM, INC.
     (Exact name of registrant as specified in its charter)



Nevada                                            86-0871787
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV  89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended April 30, 2000:      $0

As of June 20, 2000, the registrant had 15,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $3.50 per share (the selling or average bid and asked price) as of April 30, 2000: $52,500,000.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's amended Form 10-SB/A, filed on August 11, 1999, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Internetfinancialcorp.com, Inc. (the "Company") is a Nevada corporation formed on April 28, 1997 as Dom Caribe, Ltd. Its principal place of business is located at 2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119. On July 1, 1998, the Board of Directors changed the name from Dom Caribe, Ltd., to Caribbean Ventures, Inc. On February 11, 2000, the Company again changed its name to Internetfinancialcorp.com, Inc.

On  February  11,  2000, the Company's common stock  underwent  a forward  stock  split on a 5:1 basis for all record shareholders, increasing the then issued and outstanding shares from  3,000,000 common shares to 15,000,000 common shares.

The Company was formed to locate and purchase a piece of property or properties in the Caribbean, (Belize) for development of a Scuba Dive Resort/Facility. On May 1, 1997, the Company authorized 3,000,000 shares of its common stock, par value $0.01, to be issued in consideration for services rendered to the Company. The Company was unable to raise sufficient funding to pursue that objective, and therefore abandoned its original business plan.

On February 11, 2000, the Board of Directors elected to implement the Company's principal business purpose, described below under "Item 6, Plan of Operation". The Company is still in its development stage and has not generated any revenues.

The   Company   has   a  web-site  which  can   be   visited   at
www.internetfinancialcorp.com

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from its Resident Agent, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the Resident Agent and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol IFAN. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, any or all of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                          Market Price

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol IFAN. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            Qtr. Ended        Low/Bid    High/Ask
            April 30, 2000    3.50       4.50

Source: America Online.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

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

                             Holders

There  are  41 holders of the Company's Common Stock. On  May  1,
1997, the Company authorized 3,000,000 shares of its common stock, par value $0.01, to be issued in consideration for services rendered to the Company. On February 11, 2000, the Company's common stock underwent a forward stock split on a 5:1 basis for all record shareholders, increasing the then issued and outstanding shares from 3,000,000 common shares to 15,000,000 common shares. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

With respect to the issuances and transfers made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

On May 1, 1997, the Company authorized 3,000,000 shares of its common stock, par value $0.01, to be issued in consideration for services rendered to the Company. On February 11, 2000, the Company's common stock underwent a forward stock split on a 5:1 basis for all record shareholders, increasing the then issued and outstanding shares from 3,000,000 common shares to 15,000,000 common shares.

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The  Company  has  a  mandate  to develop,  acquire  or  incubate companies specializing in the financial online Internet marketplace. The Company will apply its management and financial expertise to assist these businesses in achieving success and profitability. By building and sharing investor and financial professional databases and online tools with the entire group, the Company will create an environment of synergy to the benefit of everyone.

The Company will also create an Investment Portal website that will act as the hub to its other companies websites and online investor tools. The Company will offer active investors dynamically updating real-time stock quotes, HTML based news, market newsletters and message boards that can be accessed by a stock symbol or category and from each viewer's custom portfolio and message center.

The site will offer fee based services which will include an on-line course in day trading and an investor's club, providing "members only" with daily stock picks and investment sector newsletters and a book store to purchase financial and trading books giving access to a large audience of North American investors. Anticipated daily site visitation rate - 100,000+ users. The site will focus on real-time quotes (Standard and Poors Comstock Feed), current news, exchange rates, company financial reports and prospectuses, and a list of weekly IPO's, all of which have North American content. New and useful information will be added or updated on a daily basis. E-mail is the primary vehicle, being a powerful, flexible, marketing tool able to reach a local or worldwide audience instantly and inexpensively.

This will give the Company a marketing tool on hundreds of North American financial websites. Using the principles of database marketing, the addresses of all responders are gathered and added to a growing list of well-defined individuals. This database gives the Company a real competitive marketing advantage and a major asset for increasing value.

To generate opt-in members, pertinent content will be provided to each user in the form of daily and weekly reports regarding the users' personal selections and their portfolio choices. Customizable features to be selected by the user include North American Market Report, North American Daily Closing Report,
North American IPO Weekly, Weekly Mailer of Hot Stocks, customized e-mail with the subscriber's closing portfolio value and weekly report of up coming IPO's. There will also be instant lookup features which will allow the visitor to customize web pages for themselves including real-time lookups for North American stocks, real-time tracking of the users' personal portfolio and a customizable web page available as a home page for the individual to set up on-line and receive information specific to their personal needs.

The Company is also developing an Internet Communications Portal called Broker2Client.com that allows financial professionals and brokers to have a dynamic and interactive real-time connection with their clients.

Broker2Client.com will provide brokers with an interactive web presence, through proprietary portal software and information feeds, that allow them to set up quickly and easily their own seemingly proprietary communications portal.

The Company plans to provide services beyond the expectations of its customers. We will have the ability to draw and retain subscribers through our on-line community portal to the investment community. Experienced individuals both in management and sales will manage the site and will have the capability to drive the revenues forward in the new millennium. The website will incorporate a very user-friendly interface with cutting-edge technology.

As the investments industry changes over the next few years, the Company will seek further opportunities to grow its profits.

The on-line community we are building will provide us with e-mail addresses and demographic profiles from which we can sell our services. the Company's initial drive will be to build a leading edge site to draw-in investors and brokers. There will be various features catering to all types of investors.

We will be selling our services to small cap companies, but in the near future we wish to further sell our services to large cap companies.

Since we sell our services to both companies and subscribers, we have two customer profiles: Corporate customers which are typically up and coming small cap companies wanting an opportunity to offer to the world what they can provide. It will be our job to make sure that as many investors as possible know about them; and subscriber customers which are typically investors wanting the latest information on up and coming companies.

The Company will be unique in that it will provide a comprehensive range of free services and information for a market that is virtually wide open: North America. Most of the competition comes from North American companies that see the North American market as getting saturated which are looking abroad to expand.

One competitor, Quote.com was recently purchased by the search engine portal Lycos (LCOS) for approximately US$78.3 million. The website provides quotes to approximately 150 affiliate financial sites. Acquiring Quote.com ensures that the 30 million monthly Internet users that visit Lycos have access to all of the Quote.com financial services. The deal will attract a demographic of loyal users that would provide opportunities to Lycos' advertising and commerce partners. One existing feature of the Quote.com site is MyQuote.com, which is a fully customizable financial homepage and portfolio tracker. The combination of such features and education have attracted a community of 1 million investors who utilize Quote.com's features each month.

Freerealtime.com (FRTL.OB) is another competitor but concentrates
only  on  North  American  markets at  the  present  time.   They
currently   have   over   700,000  subscribers   and   a   market
capitalization of US$44.8 million.

Stockpoint.com provides similar real time quotes, but only in North America. This is not a publicly traded corporation.

Stockgroup.com  (SWEB.OB)  is  a  company  that  profiles   other
corporations on their website(s). One such site is www.smallcapcenter.com, which was recently rated the "best of the Net" for October, 1999 by About.com's "Investing Canada". This company has a market capitalization of US$19 million.

An affiliate program will offer all web based financial sites, a feature unique for them, REAL TIME QUOTES of trading stocks on North American Exchanges. This unique feature will attract and keep many online investors at the offering sites and substantially increase traffic to our affiliates' websites.

An agreement with affiliate sites will allow us to post a number of "click-through" banners on their sites. These banners, which we will sell, will generate substantial revenue for the Company.

Additional revenue, and a long-term asset, will be made through the creation of an opt-in e-mail database of investors and financial professionals which would be rented to the Company's qualifying clients. As this database quickly grows through the substantial traffic generated from our affiliates offering "free real time quotes", it will ultimately become the most valuable asset of the company.

The main feature of our website for attracting visitors will be free real-time stock quotes. Traditionally, this service would have to be paid for but we will be offering it free in order to attract and retain visitors to our websites. Subscribers will then be able to establish a portfolio of favorite stocks in our Portfolio Tracker area of Member Services.

In order for the Company to provide Free Real-Time Quotes to its visitors, the company plans to purchase the service from Standard and Poors Comstock. This service is provided via a satellite link with their transmitters. The data is in a streaming format being constantly fed into the Client Site Processor, which will be connected to our servers. On these servers, we will store our software applications, databases of archived and non-archived information, and hosted financial website pages. The connection to the Internet is made through our servers.

Subscribers wishing to access Free Real-Time Stock Quotes will be able to do so from any of our clients' websites or our own after filling an agreement as required by the securities regulators of North America.

                     Regulation and Taxation

The Investment Company Act of 1940 classifies as an "investment company" an issuer which (a) is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities, or (b) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of its total assets. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Item 9").

                      Current Developments

On June 16, 2000 the Company accepted the resignation of Theo Sanidas as an officer and director of the Company, effective immediately. The remaining members of the board decided not to immediately fill the vacancy left by Mr. Sanidas' resignation. Mr. Morginn, the Company's secretary, treasurer and a member of the board, was appointed as president of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age    Position
Lance Morginn            27     President/Secretary/Treasurer/Direc
3245 16th Ave. E.               tor
Vancouver, BC V5M 2M8
Silvio Forigo            36     Director
Heritage Ventures Ltd.
615 11 Ave SE, Suite
204
Calgary, AB T2G0Y8

Lance Morginn, President(1)/Secretary/Treasurer/Director

Lance Morginn has been an officer and director of the Company since February 11, 2000.

Mr. Morginn founded MediaNet Solutions, a Vancouver based Web Development Company in April 1996. Under Lance's guidance, MediaNet Solutions received worldwide recognition from leading software companies and grossed over 1.5 million dollars in revenues in just two years. As a tie-in to MediaNet Solutions, Mr. Morginn also initiated a portal production project, which attracted a large pool of investment funds. Other projects included the production of a leading North American Y2K software package capable of physically updating a computer's CPU.

For the last year he has been an Officer of Wsi Interactive Corporation. Wsi is an innovative Internet business development and marketing firm, whose objective is to capitalize on business opportunities on the Internet. Wsi builds, manages and markets online businesses using its unique combination of technology, marketing and venture capital to build successful on-line ventures.

Mr.  Morginn  holds a certificate from the Vancouver Firm  School
multi-media   program.  He  is  trained  in  various  multi-media
computer  programs  used specifically for  the  Firlm  and  Video
Industry.

Silvio Forigo; Director

Silvio  Forigo has been a director of the Company since  February
11, 2000.

Currently CEO and Director of Heritage Ventures Ltd. and has been a founding member since 1988. Heritage Ventures Ltd. (HVL) was one of the first JCP approved on the Alberta Stock Exchanges
(ASE). Heritage is a technology-based company that takes new high-tech products to market. Mr. Forigo has served as Director, President and CEO of a number of their public companies and has gained a sound knowledge of corporate restructuring, mergers and acquisitions.

Note (1): Mr. Lance Morginn has been President of the Company since June 16, 2000, when Mr. Theo Sanidas resigned from his positions as an officer and a director.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is anticipated that Management will be compensated with stock options and/or salary, if a business combination is completed. The details of the stock options and/or salary have not yet been completed. It is expected that these details will be one of the items to be negotiated as part of the combination.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of June 20, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.



Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Donna Harper             6,635,000     44.23%
           7170 E. McDonald Dr.,
           #4
           Scottsdale, AZ  85258
Common     Total Ownership over 5%  6,635,000     44.23%
           and Officers and
           Directors

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report   of  Independent  Auditor,  Michael  L.  Stuck,
            Certified Public Accountant, dated May 30, 2000

          Balance Sheet as of April 30, 2000 and April 30, 1999

          Statement  of Operation for the years ended  April  30,
            2000,  April 30, 1999 and the period April  28,  1997
            (date of inception) through April 30, 2000

          Statement  of Stockholders' Equity for the years  ended
            April  30, 2000, April 30, 1999 and the period  April
            28, 1997 (date of inception) through April 30, 2000

          Statement  of Cash Flows for the years ended April  30,
            2000,  April 30, 1999 and the period April  28,  1997
            (date of inception) through April 30, 2000

          Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Caribbean Ventures, Inc.
Vancouver, BC

     We have audited the accompanying balance sheets of Caribbean Ventures, Inc., as of April 30, 2000 and April 30, 1999 and the related statements of income, stockholders' equity, and cash flows for the years ended April 30, 2000, April 30, 1999 and the period April 28, 1997 (date of inception) through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caribbean Ventures, Inc. as of April 30, 2000 and April 30 1999 and its results of operations, and cash flows for the years ended April 30, 2000, April 30, 1999 and the period April 28, 1997 (date of inception) through April 30, 2000, in conformity with Generally Accepted Accounting Principles.

Michael L. Stuck
Certified Public Accountant

May 30, 2000
Scottsdale, Arizona

                    CARIBBEAN VENTURES, INC.
                         BALANCE SHEETS
                April 30, 2000 and April 30, 1999

                               ASSETS
                                            April 30,     April 30,
                                              2000          1999
                                          ------------  ------------
Current Assets
Cash and Cash Equivalents                       $  -0-       $    -0-
                                              --------      ---------
Total Currrent Assets                              -0-            -0-
                                              --------      ---------

Other Assets
Organization Expense (net of
Amortization)                                      -0-            299
                                              --------      ---------
Total Other Assets                                 -0-            299
                                              --------      ---------
Total Assets                                    $  -0-       $    299
                                              ========        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                             $  -0-       $    -0-
                                            ----------      ---------
Total Current Liabilities                          -0-            -0-
                                            ----------      ---------
STOCKHOLDERS' EQUITY;
Common stock, authorized 25,000,000
shares, 3,000,000 shares outstanding par
value
$.001                                            3,000          3,000
Additional Paid In Capital                         -0-            -0-
Retained Earnings (Loss)                       (3,000)        (2,701)
                                             ---------      ---------
Total Stockholders' Equity                         -0-            299
                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $ (-0-)         $  299
                                             =========       ========

See accompanying accountants' report.
The accompanying notes are an integral part of these statements.

                    CARIBBEAN VENTURES, INC.
                      STATEMENTS OF INCOME
     For the Years Ended April 30, 2000 and April 30, 1999,
                  and the Period April 28, 1997
                  (inception) to April 30, 2000

                                                              April 28,
                                                                1997
                                                             (inception)
                                 Year Ended    Year Ended        to
                                 April 30,     April 30,       April 30,
                                    2000          1999          2000
                                 ------------  ------------  ------------
Revenue                               $ -0-       $    -0-       $    -0-
Expenses
Amortization Expense                    -0-            101            101
                                  ---------     ----------     ----------
Total Expenses                          -0-            101            101
                                  ---------     ----------     ----------
Net Income/(Loss) Before Taxes          -0-          (101)          (101)
                                  ---------     ----------     ----------
Income Taxes                            -0-            -0-            -0-
                                  ---------     ----------     ----------
Net Income Before
Extraordinary
Item                                    -0-          (101)          (101)

Adjustment due to Account             (299)            -0-          (299)
Change
                                  ---------     ----------     ----------
Net Income/(Loss)                    $(299)     $    (101)         $(400)
                                   ========       ========        =======
Earnings (Loss) per Common
Share
Income before extraordinary
items                                 (-0-)          (-0-)         (-0-)
Effect of accounting change           (-0-)          (-0-)         (-0-)
                                 ----------    -----------    ----------
Net Income/(Loss)                       -0-            -0-           -0-
                                   ========        =======       =======
Weighted Average Numbers of
Shares Outstanding                3,000,000      3,000,000     3,000,000

See accompanying accountants' report.
The accompanying notes are an integral part of these statements.

                            CARIBBEAN VENTURES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 April 30, 2000

                                                                       Paid In
                      Preferred    Stock        Common       Stock     Capital    Retained
                        Stock      Amount       Stock       Amount      Amount    Earnings       Total
                      ---------  ----------  ------------ ----------  ---------  ----------     -------
Balance April 30,
1998                       -0-        $ -0-     3,000,000      $3,000      $ -0-    $(2,600)         $400

Retained Earnings
(Loss)                     -0-          -0-           -0-         -0-        -0-       (101)        (101)
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Balance April 30,
1999                       -0-          -0-     3,000,000       3,000        -0-     (2,701)          299
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Retained Earnings
(Loss)                     -0-          -0-           -0-         -0-        -0-       (299)        (299)
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Balance April 30,
2000                       -0-        $ -0-     3,000,000      $3,000      $ -0-    $(3,000)        $ -0-
                         =====      =======     =========     =======    =======    ========      =======

See accompanying accountant's report.
The accompanying notes are an integral part of these statement

                    CARIBBEAN VENTURES, INC.
                    STATEMENTS OF CASH FLOWS
      For the Years Ended April 30, 2000 and April 30, 1999
                  and the Period April 28, 1997
                  (inception) to April 30, 2000

                                                               April 28,
                                                                  1997
                                Year Ended      Year Ended    (inception)
                                                                   to
                                 April 30,      April 30,      April 30,
                                   2000            1999           2000
                                ----------     -----------     ----------
Net Income (Loss)                     $ 299       $    (101)       $    400
Adjustments to reconcile net
income to
net cash provided by operating
activities:
Amortization Expense                    -0-              101            101
Adjustment due to accounting
change                                  299              -0-            299
                                     -------          -------        -------
Cash Provided by Operations             -0-              -0-            -0-
                                    -------          -------        -------

Cash Used in Investing                  -0-              -0-            -0-
Activities
                                    -------          -------        -------

Cash Provided by Financing              -0-              -0-            -0-
Activities
                                    -------          -------        -------


Net Change in Cash                      -0-              -0-            -0-

Beginning Balance                       -0-              -0-            -0-
                                    -------          -------        -------
Ending Cash Balance                   $ -0-         $    -0-       $    -0-
                                     ======           ======         ======

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                    CARIBBEAN VENTURES, INC.
                  NOTES TO FINANCIAL STATEMENTS
               April 30, 2000  and April 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations - Caribbean Ventures, Inc. was incorporated in the State of Nevada in 1997 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

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

                    CARIBBEAN VENTURES, INC.
                  NOTES TO FINANCIAL STATEMENTS
               April 30, 2000  and April 30, 1999
                           (continued)

NOTE 5 - COMMON STOCK

The  Company  had  3,000,000 shares of common  stock,  par  value
$0.001, issued and outstanding as of April 30, 2000 and April 30,
1999.   The  stock  was  issued for maintaining  the  entity  and
reviewing potential business opportunities.

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

NOTE 8 - ACCOUNTING CHANGE

The   Company  adopted  statement  of  position  98-5   regarding
expensing  of organizational costs effective May 1, 1999.   As  a
result of this change the Company expensed $299 of unamortized organizational costs during the current period

EXHIBITS

3.1  The  exhibits,  consisting  of  the  Company's  Articles  of
     Incorporation, are attached to the Company's Amended Form 10-
     SB,   filed   on   August  11,  1999.  These  exhibits   are
     incorporated by reference to that Form.

3.2  The  exhibits,  consisting  of  the  Company's  Bylaws,  are attached  to  the  Company's Amended Form  10-SB,  filed  on
     August   11,  1999.  These  exhibits  are  incorporated   by
     reference to that Form.

27   Financial Data Schedule

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Internetfinancialcorp.com, Inc.



                           By: /s/ Lance Morginn
                              Lance Morginn, President



                           Date: July 17, 2000