Form 10QSB
period 2000-07-31
INTERNETFINANCIALCORP COM INC
filed 2000-09-21
CIK 1076607

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000
Commission File No. 000- 30074






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

There are 3,000,000 shares of common stock outstanding as of July
31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending July 31, 2000.

                  Michael L. Stuck, C.P.A.,P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ 85260
                          480-607-1084

Board of Directors and Stockholders        September 5, 2000
Caribbean Ventures, Inc.
Vancouver, BC

We have compiled the accompanying balance sheets of Caribbean Ventures, Inc. as of July 31, 2000 and July 31, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 1, the Company has been in the development stage since its inception on April 28, 1997. Realization of the major portion of its assets is dependent upon the Company's ability to meet its futute financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will ocntinue as a going concern.

The financial statements for the year ended April 30, 2000, were audited by us and we expressed an unqualified opinion on the statements in their report dated May 30, 2000. We have not performed any auditing procedures since that date.

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                         Balance Sheets
                July 31, 2000 and April 30, 2000


                               ASSETS

                                          Unaudited        Audited
                                        July 31, 2000     April 30,
                                                            2000
                                        -------------   -------------
                                              --             --
CURRENT ASSETS
Cash                                         $    -0-        $    -0-

PROPERTY AND EQUIPMENT                            -0-             -0-

OTHER ASSETS                                      -0-             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable                                  $    -0-        $    -0-
                                            ---------        --------

TOTAL CURRENT LIABILITIES                         -0-             -0-
                                             ---------        --------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
25,000,000, shares authorized,
3,000,000 shares issued and
Outstanding                                      3,000           3,000

Deficit accumulated during development
Stage                                          (3,000)         (3,000)
                                             ---------        --------

Total Stockholders' equity                        -0-             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                      Statements of Income
   For the Three Months Ended July 31, 2000 and July 31, 1999
   the Year Ended April 30, 2000 and the Period April 28, 1997
                  (inception) to July 31, 2000


                                                                   April 28,
                                                                     1997
                                 Unaudited           Audited      (inception)
                                                                      to
                          Three Months Ended July   Year Ended      July 31
                                    31
                             2000         1999       4/30/00         2000
                           --------     --------    ---------    ------------

REVENUE                     $    -0-      $    -0-     $    -0-       $    -0-

COST OF SALES                    -0-           -0-          -0-            -0-
                          ----------      --------   ----------     ----------

OPERATING EXPENSES
Filing Fees                      -0-           -0-          -0-            300
Amortization expense             -0-            25          -0-            101
Professional Fees                -0-           -0-          -0-          2,300
                          ----------     ---------   ----------     ----------
                                  -0            25          -0-          2,701
                          ----------     ---------   ----------     ----------

INCOME (LOSS) BEFORE
INCOME
TAXES                            -0-          (25)          -0-        (2,701)

INCOME TAXES                     -0-           -0-          -0-            -0-
                          ----------    ----------   ----------     ----------

INCOME BEFORE
EXTRAORDINARY ITEM               -0-          (25)          -0-        (2,701)

ADJUSTMENT DUE TO
ACCOUNTING CHANGE                -0-           -0-        (299)          (299)
                          ----------     ---------    ---------     ----------

NET INCOME (LOSS)           $    -0-       $  (25)     $  (299)      $ (3,000)
                          ==========     =========    =========     ==========

EARNINGS PER SHARE OF
COMMON STOCK
Income before
Extraordinary Item          $    -0-      $    -0-     $    -0-
Effect of Accounting
Change                           -0-           -0-          -0-
                          ----------     ---------    ---------
Net Income (loss)            $   -0-           -0-          -0-
                          ==========     =========    =========

WEIGHTED AVERAGE NUMBERS
OF SHARES OUTSTANDING      3,000,000     3,000,000    3,000,000

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                  July 31, 2000


                                                                             Deficit
                                                                           Accumultate
                                                                                d
                                                                 Paid-in      During
                    Preferre    Stock      Common      Stock     Capital   Development
                       d
                     Stock     Amount      Stock      Amount     Amount       Stage        Total
                    -------   ---------  ---------   --------   ---------                ----------
                       --
Balance April 28,       -0-    $    -0-          -0-  $    -0-    $    -0-     $    -0-    $     -0-
1997

Stock issued            -0-         -0-    3,000,000     3,000         -0-      (2,600)      (2,600)

Retained Earnings
(Loss)                  -0-         -0-          -0-       -0-         -0-      (2,600)      (2,600)
                    -------    --------   ----------  --------    --------     --------    ---------
                          -

Balance April 30,
1997                    -0-         -0-    3,000,000     3,000         -0-      (2,600)          400

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-          -0-          -0-
                    -------    --------   ----------  --------   ---------    ---------    ---------
                          -

Balance April 30,
1998                    -0-         -0-    3,000,000     3,000         -0-      (2,600)          400

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-        (101)        (101)
                    -------     -------   ----------   -------    --------     --------    ---------
                          -

Balance April 30,
1999                    -0-         -0-    3,000,000     3,000         -0-      (2,701)        (299)

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-        (299)        (299)
                    -------    --------  -----------   -------    --------    ---------    ---------
                          -

Balance April 30,
2000                    -0-         -0-    3,000,000     3,000         -0-      (3,000)          -0-

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-          -0-          -0-
                    -------     -------   ----------   -------    --------    ---------     --------
                          -

Balance July 31,
2000                    -0-    $    -0-    3,000,000   $ 3,000    $    -0-     $(3,000)     $    -0-
                    =======    ========   ==========   =======    ========     ========     ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                    Statements of Cash Flows
   For the Three Months Ended July 31, 2000 and July 31, 1999
                  the Year Ended April 30, 2000
    and the Period April 28, 1997(inception) to July 31, 2000


                                                                   April 28,
                                                                      1997
                                   Unaudited           Audited    (inception)
                                                                       to
                            Three Months Ended July   Year Ended    July 31
                                       31
                               2000         1999       4/30/00        2000
                            ----------    --------    ---------    ---------

Net Income/(Loss)             $    -0-      $   (25)     $  (299)    $ (3,000)
Adjustments to reconcile
Not income to net cash
provided by operating
activities:
Amortization expense               -0-            25          -0-          101
Adjustment due to
accounting change                  -0-           -0-          299          299
Organizational costs               -0-           -0-          -0-        (400)
                              --------     ---------   ----------    ---------

Cash From Operations               -0-           -0-          -0-      (3,000)
                             ---------     ---------   ----------    ---------

Cash From Investing                -0-           -0-          -0-          -0-
Activities
                             ---------    ----------   ----------    ---------

Cash From Financing
Activities
Stock issued                       -0-           -0-          -0-        3,000
                             ---------    ----------    ---------    ---------

Net Increase in Cash               -0-           -0-          -0-          -0-

Beginning Cash Balance             -0-           -0-          -0-          -0-
                             ---------    ----------    ---------   ----------

Ending Cash Balance           $    -0-      $    -0-     $    -0-     $    -0-
                             =========    ==========   ==========   ==========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.




                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
         July 31, 2000, April 30, 2000 and July 31, 1999
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Operations
         The Company was organized under the laws of the state of Nevada in 1997 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

         Method of Accounting
         These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

         Income Taxes and Cash Flows
         The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting
         Standards Board Statement No. 109 and No. 95.

         Cash and Cash Equivalents
         Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

  NOTE 2:  CASH

         The Company has no bank accounts at this time.

  NOTE 3 - EARNINGS PER SHARE

         Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

  NOTE 4: COMMON STOCK

         As  of  July 31, 2000, April 30, 2000 and July 31, 1999,
         the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

  NOTE 5 - LEASE COMMITMENTS

         The Company currently has no commitments for leases or contingencies.

  NOTE 6 - USE OF ESTIMATES

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 3,000,000 shares of common stock issued and outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most current quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on August 11, 1999. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on August 11,
1999. These exhibits are incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Internetfinanacialcorp.com, Inc.



                           By: /s/ Lance Morginn
                              Lance Morginn,
                              President/Secretary/Treasurer



                           Date: September 21, 2000