Form 10QSB
period 2000-10-31
INTERNETFINANCIALCORP COM INC
filed 2000-12-15
CIK 1076607

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000
Commission File No. 000- 30074






                 INTERNETFINANCIALCORP.COM, INC.
     (Exact name of registrant as specified in its charter)






Nevada                                      86-0871787
(State of organization)               (I.R.S. Employer
                                   Identification No.)


900-1055 W. Hastings, Vancouver, B.C. V6E 2E9
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of October 31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  unaudited financial statements for the period ending October
31, 2000.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders        December 12, 2000
Caribbean Ventures, Inc.
Vancouver, BC

We have compiled the accompanying balance sheets of Caribbean Ventures, Inc. as of October 31, 2000 and October 31, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                         Balance Sheets
               October 31, 2000 and April 30, 2000

                               ASSETS

                                          Unaudited        Audited
                                         October 31,      April 30,
                                             2000           2000
                                        -------------   -------------
CURRENT ASSETS
Cash                                         $    -0-        $    -0-

PROPERTY AND EQUIPMENT                            -0-             -0-

OTHER ASSETS                                      -0-             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable                                 $    -0-        $    -0-
                                            ---------        --------

TOTAL CURRENT LIABILITIES                         -0-             -0-
                                            ---------        --------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
25,000,000, shares authorized,
3,000,000 shares issued and
Outstanding                                     3,000           3,000

Deficit accumulated during development
Stage                                         (3,000)         (3,000)
                                            ---------        --------

Total Stockholders' equity                        -0-             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                              Statements of Income
        For the Three Months Ended October 31, 2000 and October 31, 1999
           the Year Ended April 30, 2000 and the Period April 28, 1997
                         (inception) to October 31, 2000

                                                                                           April 28,
                                                                                              1997
                               Unaudited                  Unaudited           Audited     (inception) to
                          Three Months Ended      Six Months Ended October   Year Ended    October 31
                              October 31                     31
                          2000          1999         2000          1999       4/30/00         2000
                        --------      --------      -------      -------     ---------    -----------

REVENUE                  $    -0-       $    -0-     $    -0-      $    -0-     $    -0-      $    -0-

COST OF SALES                 -0-            -0-          -0-           -0-          -0-           -0-
                        ---------       --------   ----------      --------   ----------    ----------

OPERATING EXPENSES
Amortization expense          -0-            -0-          -0-           -0-          -0-           101
Professional Fees             -0-            -0-          -0-           -0-          -0-         2,600
                        ---------      ---------   ----------     ---------   ----------    ----------
                              -0-            -0-           -0           -0-          -0-         2,701
                        ---------      ---------   ----------     ---------   ----------    ----------

INCOME (LOSS) BEFORE
INCOME TAXES                  -0-            -0-          -0-           -0-          -0-       (2,701)

INCOME TAXES                  -0-            -0-          -0-           -0-          -0-           -0-
                        ---------     ----------   ----------    ----------   ----------    ----------
                                -

INCOME BEFORE
EXTRAORDINARY ITEM            -0-            -0-          -0-           -0-          -0-       (2,701)

ADJUSTMENT DUE TO
ACCOUNTING CHANGE             -0-            -0-          -0-           -0-        (299)         (299)
                        ---------      ---------   ----------     ---------    ---------    ----------

NET INCOME (LOSS)        $    -0-       $    -0-     $    -0-      $    -0-     $  (299)     $ (3,000)
                        =========      =========   ==========     =========    =========    ==========

EARNINGS PER SHARE OF
COMMON STOCK
Income before
Extraordinary Item       $    -0-       $    -0-     $    -0-      $    -0-     $    -0-
Effect of Accounting
Change                        -0-            -0-          -0-           -0-          -0-
                        ---------      ---------   ----------     ---------    ---------
Net Income (loss)         $   -0-       $    -0-      $   -0-      $    -0-          -0-
                        =========      =========   ==========     =========    =========

WEIGHTED AVERAGE
NUMBERS OF SHARES
OUTSTANDING             3,000,000      3,000,000    3,000,000     3,000,000    3,000,000

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                October 31, 2000

                                                                               Deficit
                                                                             Accumultated
                                                                  Paid-in       During
                     Preferred    Stock      Common      Stock    Capital    Development
                       Stock     Amount      Stock      Amount     Amount       Stage        Total
                      -------   ---------  ---------   --------  ---------   -----------   ----------
Balance April 28,         -0-    $    -0-          -0-  $    -0-   $    -0-      $    -0-    $     -0-
1997

Stock issued              -0-         -0-    3,000,000     3,000        -0-           -0-        3,000

Retained Earnings
(Loss)                    -0-         -0-          -0-       -0-        -0-       (2,600)      (2,600)
                      -------    --------   ----------  --------   --------      --------    ---------

Balance April 30,
1997                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-           -0-          -0-
                      -------    --------   ----------  --------  ---------     ---------    ---------

Balance April 30,
1998                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-         (101)        (101)
                      -------     -------   ----------   -------   --------      --------    ---------

Balance April 30,
1999                      -0-         -0-    3,000,000     3,000        -0-       (2,701)        (299)

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-         (299)        (299)
                      -------    --------  -----------   -------   --------     ---------    ---------

Balance April 30,
2000                      -0-         -0-    3,000,000     3,000        -0-       (3,000)          -0-

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-           -0-          -0-
                      -------     -------   ----------   -------   --------     ---------     --------

Balance October 31,
2000                      -0-    $    -0-    3,000,000   $ 3,000   $    -0-      $(3,000)     $    -0-
                      =======    ========   ==========   =======   ========      ========     ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
        For the Three Months Ended October 31, 2000 and October 31, 1999
                          the Year Ended April 30, 2000
          and the Period April 28, 1997(inception) to October 31, 2000

                                                                                            April 28,
                                                                                              1997
                                 Unaudited                  Unaudited           Audited    (inception) to
                             Three Months Ended     Six Months Ended October  Year Ended   October 31
                                 October 31                    31
                            2000          1999         2000         1999        4/30/00       2000
                          ---------     --------     --------     --------     ---------    ---------

Net Income/(Loss)         $    -0-          $   -0-    $    -0-       $   -0-    $  (299)    $ (3,000)
Adjustments to reconcile
Not income to net cash
provided by operating
activities:
Amortization expense           -0-              -0-         -0-           -0-         -0-          101
Adjustment due to
accounting change              -0-              -0-         -0-           -0-         299          299
Organizational costs           -0-              -0-         -0-           -0-         -0-        (400)
                          --------        ---------    --------     ---------  ----------    ---------

Cash From Operations           -0-              -0-         -0-           -0-         -0-      (3,000)
                         ---------        ---------   ---------     ---------  ----------    ---------

Cash From Investing            -0-              -0-         -0-           -0-         -0-          -0-
Activities
                         ---------       ----------   ---------    ----------  ----------    ---------

Cash From Financing
Activities
Stock issued                   -0-              -0-         -0-           -0-         -0-        3,000
                         ---------       ----------   ---------    ----------   ---------    ---------

Net Increase in Cash           -0-              -0-         -0-           -0-         -0-          -0-

Beginning Cash Balance         -0-              -0-         -0-           -0-         -0-          -0-
                         ---------       ----------   ---------    ----------   ---------   ----------

Ending Cash Balance       $    -0-         $    -0-    $    -0-      $    -0-    $    -0-     $    -0-
                         =========       ==========   =========    ==========  ==========   ==========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.




                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
      October 31, 2000, April 30, 2000 and October 31, 1999

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

  NOTE 4: COMMON STOCK

         As  of October 31, 2000, April 30, 2000 and October  31,
         1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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



                           Internetfinanacialcorp.com, Inc.



                           By: /s/ Michael Harrison
                              Michael Harrison, President



                           Date: December 15, 2000