Form 10QSB
period 2001-01-31
INTERNETFINANCIALCORP COM INC
filed 2001-03-15
CIK 1076607

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001
Commission File No. 000- 30074






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

There are 3,000,000 shares of common stock outstanding as of January 31, 2001.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  unaudited financial statements for the period ending January
31, 2001.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders            March 6, 2001
Caribbean Ventures, Inc.
Vancouver, BC

     We have compiled the accompanying balance sheets of Caribbean Ventures, Inc. as of January 31, 2001 and January 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                         Balance Sheets
               January 31, 2001 and April 30, 2000

                               ASSETS

                                          Unaudited        Audited
                                         January 31,      April 30,
                                             2001           2000
                                        -------------   -------------
CURRENT ASSETS
Cash                                         $    -0-        $    -0-

PROPERTY AND EQUIPMENT                            -0-             -0-

OTHER ASSETS                                      -0-             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable                                  $ 1,100        $    -0-
                                            ---------        --------

TOTAL CURRENT LIABILITIES                       1,100             -0-
                                            ---------        --------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
25,000,000, shares authorized,
3,000,000 shares issued and
Outstanding                                     3,000           3,000

Deficit accumulated during development
Stage                                         (4,100)         (3,000)
                                            ---------        --------

Total Stockholders' equity                    (1,100)             -0-
                                            ---------        --------

                                             $    -0-        $    -0-
                                            =========        ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                              Statements of Income
         For the Nine Months Ended January 31, 2001 and January 31, 2000
           the Year Ended April 30, 2000 and the Period April 28, 1997
                         (inception) to January 31, 2001

                                                                                                April 28, 1997
                               Unaudited                    Unaudited             Audited       (inception) to
                     Three Months Ended January 31  Nine Months Ended January 31  Year Ended    January 31
                          2001          2000         2001          2000           4/30/00          2001
                        --------      --------      -------      -------          ---------     -----------

REVENUE                  $    -0-       $    -0-       $    -0-      $    -0-      $    -0-       $    -0-

COST OF SALES                 -0-            -0-            -0-           -0-           -0-            -0-
                        ---------       --------     ----------      --------    ----------     ----------

OPERATING EXPENSES
Amortization expense          -0-            -0-            -0-           -0-           -0-            101
Professional Fees           1,100            -0-          1,100           -0-           -0-          3,700
                        ---------      ---------     ----------     ---------    ----------     ----------
                            1,100            -0-          1,100           -0-           -0-          3,801
                        ---------      ---------     ----------     ---------    ----------     ----------

INCOME (LOSS) BEFORE
INCOME TAXES              (1,100)            -0-        (1,100)           -0-           -0-        (3,801)

INCOME TAXES                  -0-            -0-            -0-           -0-           -0-            -0-
                        ---------     ----------     ----------    ----------    ----------     ----------

INCOME BEFORE
EXTRAORDINARY ITEM        (1,100)            -0-      (1,100)             -0-           -0-        (3,801)

ADJUSTMENT DUE TO
ACCOUNTING CHANGE             -0-            -0-          -0-             -0-         (299)          (299)
                        ---------      ---------   ----------       ---------     ---------     ----------

NET INCOME (LOSS)       $ (1,100)       $    -0-     $ (1,100        $    -0-      $  (299)      $ (4,100)
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

                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
         For the Nine Months Ended January 31, 2001 and January 31, 2000
                          the Year Ended April 30, 2000
          and the Period April 28, 1997(inception) to January 31, 2001

                                                                                            April 28,
                                                                                              1997
                                 Unaudited                  Unaudited           Audited    (inception) to
                             Three Months Ended         Nine Months Ended     Year Ended   January 31
                                 January 31                January 31
                            2001          2000         2001         2000        4/30/00       2001
                          ---------     --------     --------     --------     ---------    ---------
                              -

Net Income/(Loss)         $(1,100)          $   -0-    $(1,100)       $   -0-    $  (299)    $ (4,100)
Adjustments to reconcile
Not income to net cash
provided by operating
activities:
Amortization expense           -0-              -0-         -0-           -0-         -0-          101
Loan payable                 1,100              -0-       1,100           -0-         -0-      (1,100)
Adjustment due to
accounting change              -0-              -0-         -0-           -0-         299          299
Organizational costs           -0-              -0-         -0-           -0-         -0-        (400)
                          --------        ---------   ---------     ---------  ----------    ---------

Cash From Operations           -0-              -0-         -0-           -0-         -0-      (3,000)
                         ---------        ---------   ---------     ---------  ----------    ---------

Cash From Investing            -0-              -0-         -0-           -0-         -0-          -0-
Activities
                         ---------       ----------   ---------    ----------  ----------    ---------

Cash From Financing
Activities
Stock issued                   -0-              -0-         -0-           -0-         -0-        3,000
                         ---------       ----------   ---------    ----------   ---------    ---------

Net Increase in Cash           -0-              -0-         -0-           -0-         -0-          -0-

Beginning Cash Balance         -0-              -0-         -0-           -0-         -0-          -0-
                         ---------       ----------   ---------    ----------   ---------   ----------

Ending Cash Balance       $    -0-         $    -0-    $    -0-      $    -0-    $    -0-     $    -0-
                         =========       ==========   =========    ==========  ==========   ==========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.



                            CARIBBEAN VENTURES, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                January 31, 2001

                                                                               Deficit
                                                                             Accumultate
                                                                                  d
                                                                  Paid-in       During
                     Preferred    Stock      Common      Stock    Capital    Development
                       Stock     Amount      Stock      Amount     Amount       Stage        Total
                      -------   ---------  ---------   --------  ---------                 ----------
Balance April 28,         -0-    $    -0-          -0-  $    -0-   $    -0-      $    -0-    $     -0-
1997

Stock issued              -0-         -0-    3,000,000     3,000        -0-           -0-        3,000

Retained Earnings
(Loss)                    -0-         -0-          -0-       -0-        -0-       (2,600)      (2,600)
                      -------    --------   ----------  --------   --------      --------    ---------

Balance April 30,
1997                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-           -0-          -0-
                      -------    --------   ----------  --------  ---------     ---------    ---------

Balance April 30,
1998                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-         (101)        (101)
                      -------     -------   ----------   -------   --------      --------    ---------

Balance April 30,
1999                      -0-         -0-    3,000,000     3,000        -0-       (2,701)        (299)

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-         (299)        (299)
                      -------    --------  -----------   -------   --------     ---------    ---------

Balance April 30,
2000                      -0-         -0-    3,000,000     3,000        -0-       (3,000)          -0-

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-       (1,100)      (1,100)
                      -------     -------   ----------   -------   --------     ---------     --------

Balance October 31,
2000                      -0-         -0-    3,000,000   $ 3,000   $    -0-      $(4,100)     $(1,100)
                      =======    ========   ==========   =======   ========      ========     ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                    CARIBBEAN VENTURES, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
      January 31, 2001, April 30, 2000 and January 31, 2000

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

NOTE 4: COMMON STOCK

         As  of January 31, 2001, April 30, 2000 and January  31,
         2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

During   the  last  quarter,  the  Company  incurred  $1,100   in
professional fees as a loan payable.

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



                           Internetfinancialcorp.com, Inc.



                           By: /s/ Michael Harrison
                              Michael Harrison, President

                           Date: March 14, 2001