Form 10KSB/A
period 2000-04-30
INTERNETFINANCIALCORP COM INC
filed 2001-03-28
CIK 1076607

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

Registrant's telephone number, including area code (800) 267-0209

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

Internetfinancialcorp.com, Inc. (the "Company") is a Nevada corporation formed on April 28, 1997 as Dom Caribe, Ltd. Its principal place of business is located at 900-1055 W. Hastings, Vancouver, B.C. V6E 2E9. On July 1, 1998, the Board of Directors changed the name from Dom Caribe, Ltd., to Caribbean Ventures, Inc. On February 11, 2000, the Company again changed its name to Internetfinancialcorp.com, Inc.

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

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Lance Morginn            27     President/Secretary/Treasurer/
3245 16th Ave. E.               Director
vancouver, BC V5M 2M8
Silvio Forigo            36     Director
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
            (date of inception) through April 30, 2000

          Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Internetfinancialcorp.com, Inc.
Vancouver, BC

     We have audited the accompanying balance sheets of Internetfinancialcorp.com, Inc., as of April 30, 2000 and April 30, 1999 and the related statements of income, stockholders' equity, and cash flows for the years ended April 30, 2000, April 30, 1999 and the period April 28, 1997 (date of inception) through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internetfinancialcorp.com, Inc. as of April 30, 2000 and April 30 1999 and its results of operations, and cash flows for the years ended April 30, 2000, April 30, 1999 and the period April 28, 1997 (date of inception) through April 30, 2000, in conformity with Generally Accepted Accounting Principles.

Michael L. Stuck
Certified Public Accountant

May 30, 2000 (except for name change and forward stock split which are dated March 27, 2001)
Scottsdale, Arizona

                 INTERNETFINANCIALCORP.COM, INC.
                         BALANCE SHEETS
                April 30, 2000 and April 30, 1999

                               ASSETS
                                            April 30,     April 30,
                                              2000          1999
                                          ------------  ------------
Current Assets
Cash and Cash Equivalents                      $   -0-        $   -0-
                                           -----------    -----------
Total Currrent Assets                              -0-            -0-
                                           -----------    -----------

Other Assets
Organization Expense (net of
Amortization)                                      -0-            299
                                            ----------     ----------
Total Other Assets                                 -0-            299
                                            ----------     ----------
Total Assets                                   $   -0-        $   299
                                            ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                            $   -0-        $   -0-
                                            ----------     ----------
Total Current Liabilities                          -0-            -0-
                                            ----------     ----------
STOCKHOLDERS' EQUITY;
Common stock, authorized 25,000,000
shares, 15,000,000 shares outstanding
par value $.001                                  3,000          3,000
Additional Paid In Capital                         -0-            -0-
Retained Earnings (Loss)                       (3,000)        (2,701)
                                             ---------      ---------
Total Stockholders' Equity                         -0-            299
                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                       $   (-0-)       $   299
                                             =========      =========

See accompanying accountants' report.
The accompanying notes are an integral part of these statements.

                 INTERNETFINANCIALCORP.COM, INC.
                      STATEMENTS OF INCOME
     For the Years Ended April 30, 2000 and April 30, 1999,
                  and the Period April 28, 1997
                  (inception) to April 30, 2000

                                                                 April 28,
                                                                   1997
                                                                (inception)
                                                                    to
                                    Year Ended    Year Ended     April 30,
                                    April 30,      April 30,       2000
                                       2000          1999
                                    ------------   -----------   -----------
Revenue                                $   -0-         $   -0-       $   -0-
Expenses
Amortization Expense                       -0-             101           101
                                    ----------      ----------    ----------
Total Expenses                             -0-             101           101
                                    ----------      ----------    ----------
Net Income/(Loss) Before Taxes             -0-           (101)         (101)
                                    ----------      ----------    ----------
Income Taxes                               -0-             -0-           -0-
                                    ----------      ----------    ----------
Net Income Before Extraordinary            -0-           (101)         (101)
Item

Adjustment due to Account Change         (299)             -0-         (299)
                                    ----------      ----------    ----------
Net Income/(Loss)                     $  (299)        $  (101)     $  (400)
                                    ==========      ==========   ==========
Earnings (Loss) per Common Share
Income before extraordinary items        (-0-)           (-0-)        (-0-)
Effect of accounting change              (-0-)           (-0-)        (-0-)
                                    ----------     -----------   ----------
Net Income/(Loss)                          -0-             -0-          -0-
                                    ==========     ===========   ==========
Weighted Average Numbers of
Shares Outstanding                  15,000,000       3,000,000

See accompanying accountants' report.
The accompanying notes are an integral part of these statements.

                         INTERNETFINANCIALCORP.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 April 30, 2000

                                                                       Paid In
                      Preferred    Stock        Common       Stock     Capital    Retained
                        Stock      Amount       Stock       Amount      Amount    Earnings       Total
                      ---------  ----------  ------------ ----------  ---------  ----------     -------
Balance April 30,          -0-     $   -0-     3,000,000     $ 3,000    $   -0-    $(2,600)        $  400
1998

Retained Earnings          -0-          -0-           -0-         -0-        -0-       (101)        (101)
(Loss)
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Balance April 30,          -0-          -0-     3,000,000       3,000        -0-     (2,701)          299
1999
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Retained Earnings          -0-          -0-           -0-         -0-        -0-         -0-          -0-
(Loss)
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Forward Stock Split        -0-         -0-     12,000,000         -0-        -0-       (299)        (299)
                      --------   ----------  ------------  ----------  ---------  ----------   ----------
Balance April 30,
2000                       -0-     $   -0-     15,000,000     $ 3,000    $   -0-    $(3,000)      $   -0-
                      ========   =========    ===========   =========   ========   =========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these statement

               INTERNETFINANCIALCORP.COM, INC.
                  STATEMENTS OF CASH FLOWS
    For the Years Ended April 30, 2000 and April 30, 1999
                and the Period April 28, 1997
                (inception) to April 30, 2000

                                                               April 28,
                                                                  1997
                                Year Ended      Year Ended    (inception) to
                                 April 30,      April 30,      April 30,
                                   2000            1999           2000
                               ------------   -------------- -------------
Net Income (Loss)                  $  (299)         $  (101)       $  (400)
Adjustments to reconcile net
income to net cash provided
by operating activities:
Amortization Expense                    -0-              101            101
Adjustment due to accounting
change                                  299              -0-            299
                                  ---------      -----------     ----------
Cash Provided by Operations             -0-              -0-            -0-
                                  ---------      -----------     ----------

Cash Used in Investing                  -0-              -0-            -0-
Activities
                                  ---------      -----------     ----------

Cash Provided by
Financing Activities                    -0-              -0-            -0-
                                  ---------      -----------      ---------


Net Change in Cash                      -0-              -0-            -0-

Beginning Balance                       -0-              -0-            -0-
                                  ---------       ----------      ---------
Ending Cash Balance                 $   -0-          $   -0-        $   -0-
                                  =========       ==========      =========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

               INTERNETFINANCIALCORP.COM, INC.
                NOTES TO FINANCIAL STATEMENTS
             April 30, 2000  and April 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations - Internetfinancialcorp.com, Inc. was incorporated in the State of Nevada as Dom Caribe, Ltd. in 1997, changed its name to Caribbean Ventures, Inc. on July 1, 1998, and changed its name to Internetfinancialcorp.com, Inc. on February 11, 2000, and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

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

               INTERNETFINANCIALCORP.COM, INC.
                NOTES TO FINANCIAL STATEMENTS
              April 30, 2000 and April 30, 1999
                         (continued)

NOTE 5 - COMMON STOCK

The Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding as of April 30, 2000 and April 30, 1999. The stock was issued for maintaining the entity and reviewing potential business opportunities. The Company underwent a forward stock split of 5:1 on February 11, 2000, increasing the issued and outstanding shares to 15,000,000.

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



                           Date: March 28, 2001