Form 10QSB/A
period 2000-07-31
INTERNETFINANCIALCORP COM INC
filed 2001-03-28
CIK 1076607

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

There are 15,000,000 shares of common stock outstanding as of July 31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending July 31, 2000.

                  Michael L. Stuck, C.P.A.,P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ 85260
                          480-607-1084

Board of Directors and Stockholders        September 5, 2000
Internetfinancialcorp.com, Inc.
Vancouver, BC

We have compiled the accompanying balance sheets of Internetfinancialcorp.com, Inc. as of July 31, 2000 and July 31, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 1, the Company has been in the development stage since its inception on April 28, 1997. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements for the year ended April 30, 2000, were audited by us and we expressed an unqualified opinion on the statements in their report dated May 30, 2000. We have not performed any auditing procedures since that date except for name change and stock split which are dated March 27, 2001.

                 INTERNETFINANCIALCORP.COM, INC.
                (a development stage enterprise)
                         Balance Sheets
                July 31, 2000 and April 30, 2000


                               ASSETS

                                          Unaudited        Audited
                                        July 31, 2000   April 30, 2000
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

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
25,000,000, shares authorized,
15,000,000 shares issued and
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


                 INTERNETFINANCIALCORP.COM, INC.
                (a development stage enterprise)
                      Statements of Income
   For the Three Months Ended July 31, 2000 and July 31, 1999
   the Year Ended April 30, 2000 and the Period April 28, 1997
                  (inception) to July 31, 2000


                                                                   April 28,
                                                                     1997
                                 Unaudited            Audited     (inception) to
                         Three Months Ended July 31  Year Ended      July 31
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
                          ==========     =========    =========     ==========

EARNINGS PER SHARE OF
COMMON STOCK
Income before
Extraordinary Item          $    -0-      $    -0-     $    -0-
Effect of Accounting
Change                           -0-           -0-          -0-
                          ----------     ---------    ---------
Net Income (loss)            $   -0-           -0-          -0-
                          ==========     =========    =========

WEIGHTED AVERAGE NUMBERS
OF SHARES OUTSTANDING     15,000,000     3,000,000   15,000,000

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.


                         INTERNETFINANCIALCORP.COM, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                  July 31, 2000


                                                                             Deficit
                                                                           Accumultated
                                                                 Paid-in      During
                    Preferred   Stock      Common      Stock     Capital   Development
                     Stock     Amount      Stock      Amount     Amount       Stage        Total
                    -------   ---------  ---------   --------   ---------  ------------  ----------
Balance April 28,       -0-    $    -0-          -0-  $    -0-    $    -0-     $    -0-    $     -0-
1997

Stock issued            -0-         -0-    3,000,000     3,000         -0-          -0-        3,000

Retained Earnings
(Loss)                  -0-         -0-          -0-       -0-         -0-      (2,600)      (2,600)
                    -------    --------   ----------  --------    --------     --------    ---------

Balance April 30,
1997                    -0-         -0-    3,000,000     3,000         -0-      (2,600)          400

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-          -0-          -0-
                    -------    --------   ----------  --------   ---------    ---------    ---------

Balance April 30,
1998                    -0-         -0-    3,000,000     3,000         -0-      (2,600)          400

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-        (101)        (101)
                    -------     -------   ----------   -------    --------     --------    ---------

Balance April 30,
1999                    -0-         -0-    3,000,000     3,000         -0-      (2,701)          299

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-          -0-          -0-

Forward stock split     -0-         -0-   12,000,000       -0-         -0-        (299)        (299)
                    -------    --------  -----------   -------    --------    ---------    ---------

Balance April 30,
2000                    -0-         -0-   15,000,000     3,000         -0-      (3,000)          -0-

Retained Earnings
(loss)                  -0-         -0-          -0-       -0-         -0-          -0-          -0-
                    -------     -------   ----------   -------    --------    ---------     --------

Balance July 31,
2000                    -0-    $    -0-   15,000,000   $ 3,000    $    -0-     $(3,000)     $    -0-
                    =======    ========   ==========   =======    ========     ========     ========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                 INTERNETFINANCIALCORP.COM, INC.
                (a development stage enterprise)
                    Statements of Cash Flows
   For the Three Months Ended July 31, 2000 and July 31, 1999
                  the Year Ended April 30, 2000
    and the Period April 28, 1997(inception) to July 31, 2000


                                                                    April 28,
                                                                      1997
                                   Unaudited            Audited     (inception) to
                           Three Months Ended July 31  Year Ended    July 31
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




                 INTERNETFINANCIALCORP.COM, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
         July 31, 2000, April 30, 2000 and July 31, 1999
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Operations
         Internetifnancialcorp.com, Inc. was incorporated in the State of Nevada as Dom Caribe, Ltd. in 1997, changed its name to Caribbean Ventures, Inc. on July 1, 1998, and changed its name to Internetfinancialcorp.com, Inc. on February 11, 2000, and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

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

  NOTE 4: COMMON STOCK

         The Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding as of July 30, 1999. The stock was issued for maintaining the entity and reviewing potential business opportunities. The Company underwent a forward stock split of 5:1 on February 11, 2000, increasing the issued and outstanding shares to 15,000,000.

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



                           Date: March 28, 2001