Form 10QSB/A
period 2000-10-31
INTERNETFINANCIALCORP COM INC
filed 2001-03-28
CIK 1076607

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

There are 15,000,000 shares of common stock outstanding as of October 31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  unaudited financial statements for the period ending October
31, 2000.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders        December 12, 2000
Internetfinancialcorp.com, Inc.
Vancouver, BC

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

                                                                                           April 28,
                                                                                              1997
                               Unaudited                  Unaudited           Audited     (inception)  to
                          Three Months Ended      Six Months Ended October   Year Ended    October 31
                              October 31                     31
                          2000          1999         2000          1999       4/30/00         2000
                        --------      --------      -------      -------     ---------    -----------

REVENUE                  $    -0-       $    -0-     $    -0-      $    -0-     $    -0-      $    -0-

COST OF SALES                 -0-            -0-          -0-           -0-          -0-           -0-
                        ---------       --------   ----------      --------   ----------    ----------

OPERATING EXPENSES
Amortization expense          -0-            -0-          -0-           -0-          -0-           101
Professional Fees             -0-            -0-          -0-           -0-          -0-         2,600
                        ---------      ---------   ----------     ---------   ----------    ----------
                               -0            -0-           -0           -0-          -0-         2,701
                        ---------      ---------   ----------     ---------   ----------    ----------

INCOME (LOSS) BEFORE
INCOME TAXES                  -0-            -0-          -0-           -0-          -0-       (2,701)

INCOME TAXES                  -0-            -0-          -0-           -0-          -0-           -0-
                        ---------     ----------   ----------    ----------   ----------    ----------

INCOME BEFORE
EXTRAORDINARY ITEM            -0-            -0-          -0-           -0-          -0-       (2,701)

ADJUSTMENT DUE TO
ACCOUNTING CHANGE             -0-            -0-          -0-           -0-        (299)         (299)
                        ---------      ---------   ----------     ---------    ---------    ----------

NET INCOME (LOSS)        $    -0-       $    -0-     $    -0-      $    -0-     $  (299)     $ (3,000)
                        =========      =========   ==========     =========    =========    ==========

EARNINGS PER SHARE OF
COMMON STOCK
Income before
Extraordinary Item       $    -0-       $    -0-     $    -0-      $    -0-     $    -0-
Effect of Accounting
Change                        -0-            -0-          -0-           -0-          -0-
                        ---------      ---------   ----------     ---------    ---------
Net Income (loss)         $   -0-       $    -0-      $   -0-      $    -0-          -0-
                        =========      =========   ==========     =========    =========

WEIGHTED AVERAGE
NUMBERS OF SHARES
OUTSTANDING            15,000,000      3,000,000   15,000,000     3,000,000   15,000,000

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

Balance October 31,
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

  NOTE 4: COMMON STOCK

         As of October 31, 2000, April 30, 2000 the Company had 15,000,000 shares of common stock, par value $0.001, issued and outstanding and October 31, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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