Form 10QSB/A
period 2001-01-31
INTERNETFINANCIALCORP COM INC
filed 2001-03-28
CIK 1076607

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

There are 15,000,000 shares of common stock outstanding as of January 31, 2001.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  unaudited financial statements for the period ending January
31, 2001.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders            March 6, 2001
Internetfinancialcorp.com, Inc.
Vancouver, BC

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


                                                                                           April 28,
                                                                                              1997
                               Unaudited                  Unaudited           Audited     (inception) to
                          Three Months Ended      Nine Months Ended January  Year Ended    January 31
                              January 31                     31
                          2001          2000         2001          2000       4/30/00         2001
                        --------      --------      -------      -------     ---------    -----------
                                                                                               -

REVENUE                  $    -0-       $    -0-     $    -0-      $    -0-     $    -0-      $    -0-

COST OF SALES                 -0-            -0-          -0-           -0-          -0-           -0-
                        ---------       --------   ----------      --------   ----------    ----------

OPERATING EXPENSES
Amortization expense          -0-            -0-          -0-           -0-          -0-           101
Professional Fees           1,100            -0-        1,100           -0-          -0-         3,700
                        ---------      ---------   ----------     ---------   ----------    ----------
                            1,100            -0-        1,100           -0-          -0-         3,801
                        ---------      ---------   ----------     ---------   ----------    ----------

INCOME (LOSS) BEFORE
INCOME TAXES              (1,100)            -0-      (1,100)           -0-          -0-       (3,801)

INCOME TAXES                  -0-            -0-          -0-           -0-          -0-           -0-
                        ---------     ----------   ----------    ----------   ----------    ----------

INCOME BEFORE
EXTRAORDINARY ITEM        (1,100)            -0-      (1,100)           -0-          -0-       (3,801)

ADJUSTMENT DUE TO
ACCOUNTING CHANGE             -0-            -0-          -0-           -0-        (299)         (299)
                        ---------      ---------   ----------     ---------    ---------    ----------

NET INCOME (LOSS)       $ (1,100)       $    -0-     $ (1,100      $    -0-     $  (299)     $ (4,100)
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


                                                                                            April 28,
                                                                                              1997
                                 Unaudited                  Unaudited           Audited    (inception) to
                             Three Months Ended         Nine Months Ended     Year Ended   January 31
                                 January 31                Janaury 31
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



                         INTERNETFINANCIALCORP.COM, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                January 31, 2001


                                                                               Deficit
                                                                             Accumultated
                                                                                  d
                                                                  Paid-in       During
                     Preferred    Stock      Common      Stock    Capital    Development
                       Stock     Amount      Stock      Amount     Amount       Stage        Total
                      -------   ---------  ---------   --------  ---------                 ----------
Balance April 28,         -0-    $    -0-          -0-  $    -0-   $    -0-      $    -0-    $     -0-
1997

Stock issued              -0-         -0-    3,000,000     3,000        -0-           -0-        3,000

Retained Earnings
(Loss)                    -0-         -0-          -0-       -0-        -0-       (2,600)      (2,600)
                      -------    --------   ----------  --------   --------      --------    ---------

Balance April 30,
1997                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-           -0-          -0-
                      -------    --------   ----------  --------  ---------     ---------    ---------

Balance April 30,
1998                      -0-         -0-    3,000,000     3,000        -0-       (2,600)          400

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-         (101)        (101)
                      -------     -------   ----------   -------   --------      --------    ---------

Balance April 30,
1999                      -0-         -0-    3,000,000     3,000        -0-       (2,701)        (299)

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-           -0-          -0-

Forwar stock split        -0-         -0-   12,000,000       -0-        -0-         (299)        (299)
                      -------    --------  -----------   -------   --------     ---------    ---------

Balance April 30,
2000                      -0-         -0-   15,000,000     3,000        -0-       (3,000)          -0-

Retained Earnings
(loss)                    -0-         -0-          -0-       -0-        -0-       (1,100)      (1,100)
                      -------     -------   ----------   -------   --------     ---------     --------

Balance October 31,
2000                      -0-         -0-   15,000,000   $ 3,000   $    -0-      $(4,100)     $(1,100)
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

NOTE 4: COMMON STOCK

         As of January 31, 2001, April 30, 2000 the Company had 15,000,000 shares of common stock, par value $0.001, issued and outstanding and January 31, 2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 15,000,000 shares of common stock issued and outstanding.

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