Form 10-Q
period 2001-06-30
APO HEALTH INC /NV/
filed 2001-08-17
CIK 1076607

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

    [   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                   OF 1934

         From the transition period from ___________ to ____________.

                      Commission File Number 00030074
                                             --------

                               APO HEALTH, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                    86-0871787
            --------                                  ------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                 3590 Oceanside Road, Oceanside, New York 11575
                ------------------------------------------------
                    (Address of principal executive offices)

                                (800) 365-2839
                               ----------------
                        (Registrant's telephone number)


                        InternetFinancialCorp.com, Inc.
                         1055 W. Hastings St., Ste 900
                      Vancouver, British Columbia, Canada
                                   April 30
                     -------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes: X    No:

As of August 15, 2001 21,982,089 shares of Common Stock of the issuer were outstanding.

                               APO HEALTH, INC.
                                  FORM 10-Q

                                    INDEX

  Part I

   Item 1.   Financial Statements                                     F-3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      F-7


  Part II

   Item 1.   Legal Proceedings                                        F-8

   Item 6.   Reports on Form 8-K

             Signatures                                               F-9

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                          CONSOLIDATED BALANCE SHEETS
               June 30, 2001 (Unaudited) and September 30, 2000


                                                         2001                2000
     ASSETS                                           ----------          ----------
Current Assets
  Cash                                                $  104,507          $   90,732
  Accounts receivable, net of allowance
    for doubtful accounts of $59,800 and $59,800       2,107,505           2,167,260
  Inventory                                            1,899,101           1,895,334
  Due from officers                                       94,206              15,294
  Deferred tax asset                                      32,749              34,563
  Other current assets                                    52,109              30,242
                                                      ----------          ----------
     Total Current Assets                              4,290,177           4,233,426
                                                      ----------          ----------
Property and Equipment, net of accumulated
  depreciation of $88,877 and $78,001                     46,413              57,289
Goodwill, less accumulated amortization
  of $62,769 and $53,802                                 116,570             125,537
Deposits                                                   7,500               7,500
                                                      ----------          ----------
TOTAL ASSETS                                          $4,460,660          $4,423,752
                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank notes payable                                  $1,861,158          $1,892,670
  Accounts payable                                     1,042,710           1,449,550
  Accrued expenses                                        84,641             203,963
  Loan payable to stockholder                             51,174
  Income taxes payable                                    64,769
                                                      ----------          ----------
     Total Current Liabilities                         3,104,452           3,546,183
                                                      ----------         -----------

STOCKHOLDERS' EQUITY
  Common stock, $.0002 par value, 125,000,000
    shares authorized, 21,982,089 and 14,216,422
    shares issued and outstanding                          4,396               2,843
  Additional paid in capital                           1,397,003             983,345
  Retained earnings (deficit)                             63,429           ( 108,620)
                                                      ----------           ---------
     Total Stockholders' Equity                        1,356,208             877,568
                                                      ----------          ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,460,660          $4,423,752
                                                      ==========          ==========

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Three and Nine Month Periods Ended June 30, 2001 and 2000 (Unaudited)


                                   - - - - - 2001 - - - - -          - - - - - 2000 - - - - -
                                   3 Months         9 Months         3 Months         9 Months
                                 -----------      -----------      -----------      -----------
Revenues                         $ 6,648,722      $19,522,348      $ 7,291,239      $22,959,828
Cost of revenues                   5,584,919       17,100,699        6,361,131       20,014,688
                                 -----------      -----------      -----------      -----------
Gross Margin                       1,063,803        2,421,649          930,108        2,945,140
                                 -----------      -----------      -----------      -----------
Operating Expenses
  Selling expenses                   178,440          541,900          240,661          603,487
  General and administrative
    expenses                         763,780        1,618,205          533,433        1,608,995
  Holding company spinoff costs                                                         137,135
                                 -----------      -----------      -----------      -----------
                                     942,220        2,160,105          774,094        2,349,617
                                 -----------      -----------      -----------      -----------

Income (loss) from operations        121,583          261,544          156,014          595,523

Interest expense                      35,971          129,018           59,105          125,726
                                 -----------      -----------      -----------      -----------
  Income (loss) before provision
    for income taxes and
    extraordinary item                85,612          132,526           96,909          469,797

Provision (benefit) for
    income tax                        65,387           69,097           98,199          295,174
                                 -----------      -----------      -----------      -----------
  Income (loss) before
    extraordinary item                20,225           63,429       (    1,290)         174,623

Extraordinary item, net
  - debt forgiveness                                                                 (   58,575)
                                 -----------      -----------      -----------      -----------
     NET INCOME (LOSS)           $    20,225      $    63,429      $(    1,290)     $   116,048
                                 ===========      ===========      ===========      ===========

Basic earnings (loss) per share
  - before extraordinary item    $       .01      $      0.01      $(     0.01)     $       .14
  - from extraordinary item                                         (     0.03)      (      .05)
                                 -----------      -----------      -----------      -----------
Net income per common share      $       .01      $      0.01      $(     0.04)     $       .09
                                 ===========      ===========      ===========      ===========

Diluted earnings (loss) per share
  - before extraordinary item    $       .01      $      0.01      $      0.00              .02
  - from extraordinary item                                               0.00              .01)
                                 -----------      -----------      -----------      -----------
Net income per common share      $       .01      $      0.01      $      0.00      $       .01
                                 ===========      ===========      ===========      ===========

Weighted average common shares
  outstanding:
  Basic                           17,069,033       15,462,292        9,752,700        7,786,033
  Diluted                         18,085,700       15,801,181        9,752,700        7,786,033


                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 2001 and 2000 (Unaudited)


                                                         2001                 2000
                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 63,429           $ 116,048
Adjustments to reconcile net income to
  net cash flows from operating activities
    Depreciation and amortization                         19,844              23,487
    Bad debts                                                               ( 19,400)
    Deferred taxes                                         1,814               2,400
    Stock issued for services                            135,211             260,640
  Changes in:
    Accounts receivable                                   59,756             247,767
    Inventory                                           (  3,767)           (910,904)
    Other current assets                                ( 21,867)             52,936
    Accounts payable                                    (406,841)           (720,385)
    Accrued expenses                                    (119,322)           (167,851)
    Income taxes payable                                  64,769             206,404
                                                       ---------           ---------
     CASH FLOWS (USED IN) OPERATING ACTIVITIES          (206,974)           (908,858)
                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officer, net                              ( 27,739)             69,371
Proceeds (payments) from bank notes payable, net        ( 31,512)            863,820
Proceeds from sale of common stock, net
  of offering costs of $20,000                           280,000
                                                       ---------           ---------
     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         220,749             933,191
                                                       ---------           ---------

Net increase (decrease) in cash                           13,775              24,333

Cash balances
  Beginning of period                                     90,732              41,239
                                                       ---------           ---------
  End of period                                        $ 104,507            $ 65,572
                                                       =========           =========

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of APO Health, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC . In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, have been omitted.


NOTE 2 - COMMON STOCK

During the nine months ended June 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus and the company sold 500,000 shares in a private placement which provided net proceeds to the Company of $280,000. On June 13, 2001, the Company acquired InternetFinancialCorp., ticker IFAN, in a transaction accounted for as a reverse acquisition, whereby the Company is treated as the acquirer for accounting purposes. Accordingly, the Company's stockholders' equity has been retroactively restated to give effect to the acquisition. In conjunction with the reverse acquisition, Company shareholders other than the shareholders who purchased the 500,000 shares in the private placement received 5.9 IFAN shares for each Company share held, 2,500,000 shares were issued to the existing IFAN shareholders, 1,995,000 shares were issued to consultants for the acquisition, and a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. Additionally, $150,000 was paid to a consultant in conjunction with the acquisition.

Additionally, warrants to issue 1,500,000 shares of Company stock at $1.00 per share which expire April 24, 2004 were issued to the investors who participated in the private placement. Warrants to purchase 2,100,000 shares of Company stock at prices ranging from $1.00 to $2.00 were issued to consultants in conjunction with the reverse acquisition. Warrants to purchase 1,000,000 shares of Company stock at prices ranging from $1.00 to $2.00 per share were issued pursuant to the investment relations consulting agreement. There were no dilutive securities issued during the nine months ended June 30, 2000.

Item 2. Management Discussion and Analysis


Results of Operations
---------------------
Revenue for the nine months ended June 30, 2001 decreased by $3,437,480 from the nine months ended June 30, 2000 or a decrease of 15%. The decrease in revenue was a direct result of decreases in sales of product to wholesalers and other distributors. Gross margins decreased to 12.4% for the nine months ended June 30, 2001 compared to 12.83% for the nine months ended June 30, 2000. The decrease in the gross profit margin was a result of a product mix where a larger percentage of the sales in 2001 were on products with a lower gross profit than in 2000. The lower gross profit margins reduced the gross margins by approximately $78,000. The reduction in sales decreased the gross profits by approximately $445,500.

Operating expenses for the nine months ended June 30, 2001 were $2,160,105, a decrease of $189,512 from the nine months ended June 30, 2000. Selling expenses for the nine months ended June 30,2001 were $541,900 compared to $603,487 for the nine months ended June 30, 2000, a decrease of $61,587 or 10.2%. The decrease was entirely a result of a reduction in advertising costs and attendance at trade shows. General and administrative costs for the nine months ended June 30, 2001 were $1,618,205, an increase of $9,210 from the nine months ended June 30,2000.Officers' compensation for the nine months ended June 30,2001 decreased by approximately $218,000 reflecting stock bonus awards for the nine months ended June 30, 2000.This decrease in general and administrative expenses was offset by increases in compensation to other employees of approximately $48,000, increase in bad debt expense of $16,500, and professional expenses of $172,000 which includes $150,000 of reorganization expenses. Included in the operating expenses for the nine months ended June 30, 2000 were $137,135 of costs related to the spinoff of the Company's holding company.


Financial Condition
-------------------
As of June 30, 2001, the Company had current working capital of $1,185,725. In addition the Company had available approximately $460,000 in unused credit facilities including lines of credit, bankers acceptances ,and letters of credit. The Company has issued a total of 4,600,000 warrants at exercise prices ranging from $1.00 to $2.00 per share. If these warrants are exercised, the Company has the potential to receive an additional $6,150,000 which could be used for acquisitions and or major capital expansion. At the current time, the Company has no immediate plans for any major capital expenditure or acquisition, and therefore has sufficient working capital for its current operations.

                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016". The lawsuit involves unsolicited broadcast faxes sent in the state and the Plaintiff seeks certification of the suit as a class action suit. This certification is pending and awaiting the Court's ruling. Whatever damages may be awarded to the plaintiff are covered by insurance up to policy limits. In addition the Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company.


Item 6.  Reports on Form 8-K

(a) Report on Form 8-K/A (third amendment) dated July 30, 2001, announcing the reorganization of the Company dated July 13, 2001.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            APO HEALTH, INC.

Date: August 15, 2001                    /S/ HERMAN PETER STEIL
                                     By:______________________________
                                          Herman Peter Steil
                                          President and CFO