Form 10-Q/A
period 2001-06-30
APO HEALTH INC /NV/
filed 2001-09-13
CIK 1076607

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                  Amendment 1

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


                        InternetFinancialCorp.com, Inc.
                         1055 W. Hastings St., Ste 900
                      Vancouver, British Columbia, Canada
                         Former fiscal year:  April 30
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes: X    No:

As of August 15, 2001, 21,982,089 shares of Common Stock of the issuer were outstanding.

                               APO HEALTH, INC.
                                 FORM 10-Q/A

                INDEX
                                                                  Page No.
                                                                  ________
Part I

Item 1.   Financial Statements                                      3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             *


Part II

Item 1.   Legal Proceedings                                         *

Item 4.   Submission of Matters to a Vote of Security Holders       7

Item 6.   Reports on Form 8-K                                       7

Exhibit Index                                                       7

Signatures                                                          7







*Previously disclosed with 10-Q, filed on August 17, 2001 for the quarterly period ended June 30. That filing is hereby incorporated by reference in its entirety.

PART I
______

Item 1.  Financial Statements



                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                          CONSOLIDATED BALANCE SHEETS
               June 30, 2001 (Unaudited) and September 30, 2000


                                                         2001                2000
     ASSETS                                           ----------          ----------
Current Assets
  Cash                                                $  104,507          $   90,732
  Accounts receivable, net of allowance
    for doubtful accounts of $59,800 and $59,800       2,107,505           2,167,260
  Inventory                                            1,899,101           1,895,334
  Due from officers                                       94,206              15,294
  Deferred tax asset                                      32,749              34,563
  Other current assets                                    52,109              30,242
                                                      ----------          ----------
     Total Current Assets                              4,290,177           4,233,426
                                                      ----------          ----------
Property and Equipment, net of accumulated
  depreciation of $88,877 and $78,001                     46,413              57,289
Goodwill, less accumulated amortization
  of $62,769 and $53,802                                 116,570             125,537
Deposits                                                   7,500               7,500
                                                      ----------          ----------
TOTAL ASSETS                                          $4,460,660          $4,423,752
                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank notes payable                                  $1,861,158          $1,892,670
  Accounts payable                                     1,042,710           1,449,550
  Accrued expenses                                        84,641             203,963
  Loan payable to stockholder                             51,174
  Income taxes payable                                    64,769
                                                      ----------          ----------
     Total Current Liabilities                         3,104,452           3,546,183
                                                      ----------         -----------

STOCKHOLDERS' EQUITY
  Common stock, $.0002 par value, 125,000,000
    shares authorized, 21,982,089 and 14,216,422
    shares issued and outstanding                          4,396               2,843
  Additional paid in capital                           1,397,003             983,345
  Retained earnings (deficit)                         (   45,191)          ( 108,620)
                                                      ----------           ---------
     Total Stockholders' Equity                        1,356,208             877,568
                                                      ----------          ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,460,660          $4,423,752
                                                      ==========          ==========




                                     F-1
                                                                           3

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Three and Nine Month Periods Ended June 30, 2001 and 2000 (Unaudited)


                                   - - - - - 2001 - - - - -          - - - - - 2000 - - - - -
                                   3 Months         9 Months         3 Months         9 Months
                                 -----------      -----------      -----------      -----------
Revenues                         $ 6,648,722      $19,522,348      $ 7,291,239      $22,959,828
Cost of revenues                   5,584,919       17,100,699        6,361,131       20,014,688
                                 -----------      -----------      -----------      -----------
Gross Margin                       1,063,803        2,421,649          930,108        2,945,140
                                 -----------      -----------      -----------      -----------
Operating Expenses
  Selling expenses                   178,440          541,900          240,661          603,487
  General and administrative
    expenses                         763,780        1,618,205          533,433        1,608,995
  Holding company spinoff costs                                                         137,135
                                 -----------      -----------      -----------      -----------
                                     942,220        2,160,105          774,094        2,349,617
                                 -----------      -----------      -----------      -----------

Income (loss) from operations        121,583          261,544          156,014          595,523

Interest expense                      35,971          129,018           59,105          125,726
                                 -----------      -----------      -----------      -----------
  Income (loss) before provision
    for income taxes and
    extraordinary item                85,612          132,526           96,909          469,797

Provision (benefit) for
    income tax                        65,387           69,097           98,199          295,174
                                 -----------      -----------      -----------      -----------
  Income (loss) before
    extraordinary item                20,225           63,429       (    1,290)         174,623

Extraordinary item, net
  - debt forgiveness                                                                 (   58,575)
                                 -----------      -----------      -----------      -----------
     NET INCOME (LOSS)           $    20,225      $    63,429      $(    1,290)     $   116,048
                                 ===========      ===========      ===========      ===========

Basic earnings (loss) per share
  - before extraordinary item    $      0.01      $      0.01      $      0.00      $      0.02
  - from extraordinary item                                               0.00       (     0.01)
                                 -----------      -----------      -----------      -----------
Net income per common share      $      0.01      $      0.01      $      0.00      $      0.01
                                 ===========      ===========      ===========      ===========

Diluted earnings (loss) per share
  - before extraordinary item    $      0.01      $      0.01      $      0.00      $      0.02
  - from extraordinary item                                               0.00       (     0.01)
                                 -----------      -----------      -----------      -----------
Net income per common share      $      0.01      $      0.01      $      0.00      $      0.01
                                 ===========      ===========      ===========      ===========

Weighted average common shares
  outstanding:
  Basic                           17,069,033       15,462,292        9,752,700        7,786,033
  Diluted                         18,085,700       15,801,181        9,752,700        7,786,033



                                     F-2

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


                                     F-3

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


NOTE 2 - COMMON STOCK

During the nine months ended June 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus and the company sold 500,000 shares in a private placement which provided net proceeds to the Company of $280,000. On June 13, 2001, the Company acquired InternetFinancialCorp., ticker IFAN, in a transaction accounted for as a reverse acquisition, whereby the Company is treated as the acquiror for accounting purposes. Accordingly, the Company's stockholders' equity has been retroactively restated to give effect to the acquistion. In conjunction with the reverse acquisition, Company shareholders other than the shareholders who purchased the 500,000 shares in the private placement received 5.9 IFAN shares for each Company share held, 2,500,000 shares were issued to the existing IFAN shareholders, 1,995,000 shares were issued to consultants for the acquisition, and a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. Additionally, $150,000 was paid to a consultant in conjunction with the acquisition.

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

                                     F-4

PART II
_______

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 1, 2001, shareholders voted by Proxy and in person, for the Special Meeting of Shareholders of Internetfinancialcorp.com, Inc. on the following proposals:

     Proposal #1)        To approve the merger transaction with APO Health, Inc.
                         ("APO"), in which APO shareholders will receive sixteen million six hundred thousand post reverse split shares of the Corporation's common stock.

     Proposal #2)        To effectuate a 1 for 6 reverse stock split in the
                         Corporation's outstanding common stock.

     Proposal #3)        To reissue and amend the Company's Articles of
                         Incorporation in order to change its name from Internetfinancialcorp.com, Inc. to APO Health, Inc.

     The shareholders approved all three proposals unanimously: 9,270,000 for Proposal 1, 0 against it; 9,270,000 for Proposal 2, 0 against it; 9,270,000 for Proposal 3, 0 against it.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Report on Form 8-K/A (third amendment) dated July 30, 2001, announcing the reorganization of the Company dated July 13, 2001 is hereby incorporated by reference.

  (b) Report on Form 8-K/A (second amendment) dated July 23, 2001, announcing the reorganization of the Company dated July 13, 2001 is hereby incorporated by reference.

  (c) Financial Statements (unaudited) as filed in the Company's 10-Q on August 17, 2001, are hereby incorporated by reference.


EXHIBIT INDEX

 2.1**  Reorganization Agreement

19.1    Unanimous Consent of Directors

19.2    Certificate of Inspector of Elections
        for Internetfinancialcorp.com, Inc.


** Previously filed with 8-K/A dated July 23, 2001, and incorporated by reference herein as Exhibit 2.1


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            APO HEALTH, INC.

Date: September 10, 2001               /S/ DR. JAN STAHL
                                 By:______________________________
                                     Dr. Jan Stahl, CEO, Chairman of the Board
                                     and Secretary