Form 10-K
period 2001-09-30
APO HEALTH INC /NV/
filed 2002-01-15
CIK 1076607

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 [X] ANNUAL SECURITIES AND EXCHANGE COMMISSION
                 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                      Commission File Number 00030074


                               APO HEALTH, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                    86-0871787
            --------                                  ------------
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                   Identification No.)

3590 Oceanside Road, Oceanside, New York                 11575
----------------------------------------                -------
(Address of principal executive offices)

                                (800) 365-2839
                               ----------------
             (Registrant's telephone number including area code)


Securities registered pursuant to Section 12(b) of the Act:
                                     None.

Securities registered pursuant to Section 12(g) of the Act (1):

                  Common Stock,   Par Value $ .0002 Per Share
                 ---------------------------------------------
                                (Title of Class)

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ].


      Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                 (1) Registration is being filed herewith.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 17, 2001, amounted to $ 5,528,743.

The number of shares outstanding of each of the registrant's classes of common stock as of December 17, 2001 was 23,590,699 shares.

                        DOCUMENTS INCLUDED BY REFERENCE:




     Report on Form 8-K filed with the SEC on June 28, 2001;

     Registration on Form S-8 with the SEC on July 30, 2001;

     Report on Form 8-K filed with the SEC on October 12, 2001;

     Registration on Form S-8 filed with the SEC on November 29, 2001.







       (The Remainder of This Page Has Been Left Intentionally Blank.)

                               APO HEALTH, INC.
                              ------------------

                                  FORM 10-K
                    FISCAL YEAR ENDED SEPTEMBER 30, 2001


                              TABLE OF CONTENTS
                             -------------------

                                                                       PAGE
                                                                       ----

Part  I   Item  1  Business                                              4

          Item  2  Properties                                            7

          Item  3  Legal Proceedings                                     7

          Item  4  Submission of Matters to a Vote
                   of Security Holders                                   7


Part  II  Item  5  Market for Registrant's Common Equity
                   and Related Stockholder Matters                       8

                   Recent Sales of Unregistered Securities               8

          Item  6  Selected Financial Data                               10

          Item  7  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10

          Item  8  Financial Statements and Supplementary Data           11

          Item  9  Changes in and Disagreements with Accountants
                   On Accounting and Financial Disclosure                11


Part III  Item 10  Directors and Executive Officers of the
                   Registrant                                            12

          Item 11  Executive Compensation                                12

          Item 12  Security Ownership of Certain Beneficial
                   Owners and Management                                 13

          Item 13  Certain Relationships and Related Transactions        13

          Item 14  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                   14


Signatures                                                               15

                                    PART I



ITEM  1   BUSINESS

History

The company was incorporated in 1987 under the name of Xetal, Inc. In 1994, Xetal Inc., in a transaction accounted for by a reverse merger, merged with Insurance Kingdom, Inc, a Utah public company. In connection with that transaction, Insurance Kingdom changed its name to Xetal, Inc., and Xetal, Inc., the New York corporation changed its name to APO Health, Inc. APO Health, Inc., then became a wholly owned subsidiary of Xetal, Inc., the Utah corporation.

In December 1999, Xetal, Inc. entered into an agreement with Sickbay.com, Inc., where the two companies were merged and its name changed to Sickbay.com, Inc. As part of the transaction, Xetal spun off its wholly owned subsidiary APO Health, Inc. which became a private company. All of Xetal's assets flowed to APO Health, Inc. which assumed Xetal's debts.

Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, InternetFinancialCorp.com, Inc. ("IFAN"), a Nevada corporation, acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., which represent approximately 91%. Whereupon, IFAN became the sole owner and operator of the business and properties of APO Health, Inc.


Business of the Company

The present operations of the Company's predecessor commenced about 1987 and presently, through its subsidiaries, APO is a distributor, supplier of disposable medical products principally to dental, medical and veterinary professionals. These products include protective garments such as isolation gowns, facemasks and gauze as well as other disposable items such as latex gloves, needles, syringes, health and beauty aids and pharmaceuticals.

Management has elected to concentrate the Company's efforts in specialized markets for disposable dental, medical and veterinary products. The Company currently distributes over 6,000 different products. Products are marketed and sold primarily (i) to other distributors (accounting for approximately 70% of revenues) (ii) directly to doctors, dentists and veterinarians (accounting for approximately 30% of revenues.)

In addition, APO has introduced a complete line of dental emergency products and first-aid kits, which are being marketed under the name "Dr. Stahl's Emergency Dental Kits." These products are designed for consumer use, for relief from common dental emergencies such as toothaches, broken dentures, lost fillings and loose crowns and bridges. Management plans to expand marketing of this product line to include catalogs, drug chains, hotel stores and television sales.

Univeral, APO's veterinary division, is a full service veterinary supply company generated through direct marketing trade shows and mail order.


Products and Services

Currently, APO distributes approximately 6,000 different products within the medical, dental and veterinary markets. Several of the principal products are described below:

Dental:   APO markets and distributes protective gloves, needles, prophy angles, barrier protection products, gowns, face masks, gauze products, topical anesthetics and infection control chemicals to the dental industry. Some of the more prominent products are: Floam TM - This product is a topical fluoride treatment in a foam format which is offered in four flavors and is marketed as a dental hygiene products for direct consumer use. Prophy Jet
Powder: This product, marketed and distributed to the dental industry, is used primarily to prevent clogging, and ensure even flow through prophy jet units; and the Gobble TM - This products, also marketed and distributed to the dental industry, is a bacterial product which forms a potent biofilm that adheres to evacuation in dental equipment which causes organic waste to be reduced to carbon dioxide and water.

Medical:   APO markets and distributes protective gloves, tapes, syringes, needles, protective barrier gowns and gauze products and instruments and pharmaceuticals to the medical and health care industry.

Veterinarian: APO markets and distributes protective gloves, needles, gowns, tapes, and a full line of veterinary products to the veterinary industry.

Dr. Stahl's Dental First Aid Product:   This is a new proprietary products
which the Company plans to market and distribute for direct consumer use. This kit is designed to allow the consumer to perform limited emergency dental functions such as replacing lost fillings and repairing broken dentures.

In addition to the foregoing, which represent the most popular product lines, APO distributes a wide range of other medical, dental and veterinary supplies and products. APO obtains its products from third party manufacturers and suppliers. At the present time, APO does not have any contractual arrangements with any of its suppliers or manufacturers. Although APO does not have any such contractual arrangements, APO believes that there are adequate alternative manufacturers which would be able to provide adequate manufacturing capabilities in the event its present manufacturers were unable or unwilling, to continue to provide the APO with manufacturing services.


Sales and Marketing

The Company's products are sold directly by Company employees, through mail order and by outside, independent sales representatives. The Company's sales organization presently consists of four persons, including Dr. Stahl, the Company's Chief Executive Officer, who oversees a combination of direct salespersons and independent sales representatives. Typically, independent sales representatives who have undertaken to sell the Company's products will agree not to sell similar or competitive products during the time when they represent the Company.

The Company's marketing approach attempts to capitalize on its wide array of product lines in order to offer mass merchandisers, buying consortiums, and drug store and supermarket chains a "package" approach to its private label program. This not only provides customers with attractive and competitive pricing but, in management's opinion, provides the Company with a competitive advantage by offering its customers the ease of administration and cost savings which come with using a single supplier for many of their product needs.


Potential Impact of Changing Economic Factors in the Health Care Markets

The health care industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payers of medical costs, In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums, which are charged with obtaining large quantities of needed products at the lowest possible cost. These factors in combination have had an adverse impact upon smaller suppliers and manufacturers, such as the Company, which are either unable to supply the large quantities sought by the purchasing consortiums or which are unable to respond to the need for lower product pricing. Although management believes that its planned expansion program will enable it to meet the demand for large quantity orders, and despite management's belief that the dramatic increased demand for safety oriented products, such as the disposable products offered by the Company, will offset these factors, there can be no assurance that the Company will be able to overcome the negative impact of these conditions in the health care marketplace.
Potential Impact of FDA and Government Regulation

Some of the Company's products may be regulated as medical devices by the federal Food and Drug Administration (the "FDA") pursuant to the federal Food and Drug Cosmetics Act (the "ACT") and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of the Company's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by the Company in the future. The Mandatory Device Reporting ("MDR") regulation obligates manufacturers including, as some cases, distributors such as the Company, to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain products failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.


Product Liability: Cost and Availability of Insurance

Providers of medical products to hospitals and other health care institutions may encounter liability for damages to patients in the event that their products prove to be defective. Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims for such injuries resulting from the use of its products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company maintains product liability insurance coverage in the amount of $1,000.000 with an umbrella to $4,000,000. However, as a result of the continuing changes in insurance coverage and premiums, no assurance can be given that such insurance will be adequate to fully protect the Company in the future or that product liability insurance can be maintained at a reasonable cost.


Lack of Patent Protection

At present, the Company does not rely upon patent protection for any of its products and such protection is not believed to be essential by management because of the character of its products. Furthermore, there is little likelihood that it will develop patentable products or processes in the foreseeable future. In the absence of such protection, the Company will primarily rely upon trade secrets and proprietary techniques, where applicable, to attain or maintain any commercial advantage. There is no assurance that competitors will not independently develop and market, or obtain patent protection for products similar to those designed or produced by the Company, and thus negate any advantage of the Company with respect to any such products. Even if patent protection becomes available to the Company, there can be no assurance that such protection will be commercially beneficial.


Competition

The dental and veterinary products supply businesses are intensely competitive. At present, the Company estimates that there are over 20 companies whose products compete with many of the Company's present and proposed products. These companies range from major multinational companies to enterprises which are smaller in size and financial ability than the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw material used by the Company. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company.


Dependence Upon Third Party Manufacturers/Suppliers

The Company does not directly manufacture any of the products it presently sells. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. In general, the Company does not have long-term contracts with its manufacturers. Although the Company believes alternative sources for virtually all of its products are readily available, there can be no assurance that the available supply from such alternative sources would be adequate to meet the increased demand for production that would most likely result from any significant disruption in the Company's traditional manufacturers and suppliers of its products.


Foreign Manufacturing

Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and similar import/export controls and changes in governmental policies. Although, to date, the Company has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future with the result of possible increases in product costs and/or delays in product delivery which would, in all likelihood, result in the loss of revenues and goodwill by the Company.


Employees

The Company, including its two subsidiaries, APO Health and Universal, employ a total of 19 persons; 3 executive personnel; 8 sales persons; 4 clerical and administrative personnel; and 4 warehouse employees.

ITEM  2   PROPERTIES

As of September 30, 1999, the Company's offices were located at 3390 Oceanside Road, Oceanside, New York. The premises contain approximately 12,000 square feet under a five-year lease (the "Lease") which expires in December 31, 2004 (the "Lease Term"). These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Inc., a New York corporation ("PJS") owned by Dr. Stahl and Mr. Steil, which was originally formed by them for the express purpose of entering into this Lease agreement. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl and Mr. Steil whereby the Company has agreed to discharge all of the Lease obligations with the landlord. Management believes that the terms and provisions of this lease agreement, including the rental payments due, are fair and reasonable for similar lease agreements within the same geographic area for similar space. The annual lease payment under the new lease is approximately $72,400 per year with increases for real estate taxes over the base period. Neither PJS nor Dr. Stahl nor Mr. Steil derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations.


ITEM  3   LEGAL  PROCEEDINGS

There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action for interlocutory appeal. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

However, On October 24, 2001, the Company was named as a defendant in Merchant's & Business Men's Mutual Insurance Company vs. APO Health, Inc., Case No. 01-605-091, Supreme Court of the State of New York, County of New York. Merchant's & Business Men's Mutual Insurance Company issued a Commercial Blanket Excess Liability insurance policy to the Company for one year commencing February 27, 2000 up and through February 27, 2001. Merchant's & Business Men's Mutual Insurance Company alleges in its complaint that policy coverage with the Company does not extend to the allegations set forth in the aforementioned Kenro suit. The Company, however, disagrees and contends that the policy issued by Merchant's & Business Men's Mutual Insurance Company obligates them to cover any monetary damages that the Company may incur, as a result of an unfavorable verdict in the Kenro suit.


ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART  II


ITEM  5   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS

APO common stock currently trades on NASDAQ's OTC Electronic "Bulletin Board" and is currently traded under the symbol "APOA" .The high and low prices of the common stock for the quarterly periods for the two years ending September 30, 2001 are as follows. (Prior to the reorganization on June 13, 2001 the prices reflect those of Internet Financial Corp. Com, Inc. trading under the symbol "IFAN".)


                                            Common
         Quarter Ended                  High      Low
         --------------                 ----      ----

         December 31, 1999              5.70      5.10
         March 31, 2000                 5.70      5.10
         June 30, 2000                  7.50      5.10
         September 30, 2000             7.50      4.80

         December 31, 2000              6.25      1.90
         March 31, 2001                 3.00      1.80
         June 30, 2001                  3.50      2.62
         September 30, 2001             3.00      0.72



(a) Holders    The number of holders of record of the Company's common
               stock as of September 30, 2001 was approximately 365.

(b) Dividends  The Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.


          RECENT SALES OF UNREGISTERED SECURITIES


On May 1, 1997, the Company authorized 3,000,000 shares of its common stock, par value $0.01, to be issued in consideration for services rendered to the Company. This issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933. On February 11, 2000, the Company's common stock underwent a forward stock split on a 5:1 basis for all record shareholders, increasing the then issued and outstanding shares from 3,000,000 common shares to 15,000,000 common shares.

Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, the Company, then called InternetFinancialCorp.com, Inc. trading under the symbol IFAN, acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., a New York corporation, or 91%. The essential terms and conditions of that Agreement were that APO Health, Inc. conveyed, assigned and transferred to IFAN, free and clear of all liens, encumbrances or mortgages, all of APO's business, properties, and assets of every kind and description, real or personal, including, but not being limited to, APO Health, Inc.'s goodwill and all of its right, title, or interest in and to the name, APO Health, Inc. (collectively the Assets), subject to all disclosed unpaid and unsatisfied liabilities and obligations of APO Health, Inc. at the time of closing including such liens and security interests as may at that time be held by APO Health, Inc.'s lender, HSBC Bank, 534 Broad Hollow Rd., Mellville, New York 11747. The Company, then, became the sole owner and operator of the business and properties of APO Health, Inc. We changed our name to APO Health, Inc. shortly thereafter.

Prior to the transaction, we were authorized to issue 125,000,000 shares of Common Stock, and as of June 13, 2001, we had issued 15,000,000 shares of its capital stock to our shareholders. In accordance with the terms of this Agreement and subject to the conditions set forth herein, the Selling Shareholders, who at the time of closing owned 91% of the APO Health, Inc. common stock, exchanged their shares of stock with IFAN.

On June 30, 2001, the Company filed a Form S-8 registration in connection with a newly established Compensation Plan. Pursuant to that plan, the Company registered a total of 1,100,000 shares of its common stock which it immediately issued to certain consultants for the settlement of a portion of its accounts payable and accrued expenses of the Company.

On August 10, 2001, we amended our Certificate of Incorporation to increase our authorized Common Stock from 25,000,000 to 125,000,000.

In August of 2001, the board approved an issuance of 3,883,716 shares to seven professionals and consultants in exchange for their services. Such issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933. Also on that date, 1,388,706 shares were issued back to APO Health, Inc. (the New York private corporation). That issuance was also considered exempt by reason of Section 4(2) of the Securities Act of 1933.

On August 21, 2001, we issued 1,150,000 shares of our restricted Common Stock to 6 consultants in exchange for previously rendered services. Such issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

On September 17, 2001, we issued 499,997 shares to various investors in a Rule 506 Offering, and such issuance was considered exempt by reason of Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.

On November 21, 2001, we issued 188,800 shares to Ameristar Group, Inc. in exchange for 20,000 old APO Health Inc. (New York) shares that had not been previously included in the reorganization. That issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933.

On November 29, 2001, Jan Stahl returned 1,782,000 post split shares to authorized in accordance with his Indemnity Agreement with the Company.

On December 4, 2001, the Company filed a Form S-8 registration in connection with a newly established Consultant's Compensation Plan. Pursuant to that plan, the Company registered a total of 600,000 shares of its Common Stock which it immediately issued to certain consultants for the settlement of a portion of its accounts payable and accrued expenses of the Company. A total of 458,610 shares were issued on that date in accordance with The Consultants' Compensation Plan.

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

ITEM  6   SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 2001.

Statement of Operations Data:

                                                   Fiscal  Year  Ended  September  30,
                               2001              2000             1999              1998               1997
                          _____________________________________________________________________________________

Revenue                   $  25,513,303     $  30,232,347     $  32,147,128     $  33,170,600     $  23,500,981
Gross Profit                  2,771,200         3,006,830         2,831,870         3,183,257         2,473,755
Selling, General and
  Administrative Expenses     2,490,036         2,863,747         2,629,370         2,739,484         2,262,130
Business Acquisition
  Costs                                                                 -                 -                 -
Net Income (Loss)
  before extraordinary
  item                         (122,060)        ( 182,325)           59,901           310,690           (15,665)
Extraordinary Item                  -            ( 58,575)          211,323            36,533               -
Net Income (Loss)              (122,060)         (240,900)          271,224           347,223           (15,665)
Earnings per common
  share before extra-
  ordinary item               $(.01)            $(.02)            $.01              $.06              $(.00)
Extraordinary Item                -             $(.00)            $.04              $.00                  -
Earnings per
  Common Share                $(.01)            $(.02)            $.05              $.06              $(.00)
Weighted Average
  Shares Outstanding         21,532,814        13,217,660         5,261,432         5,513,882         5,426,962

Balance Sheet Data:


                                                         As  of  September  30,
                               2001              2000             1999              1998               1997
                          _____________________________________________________________________________________

Total  Assets             $   4,115,102     $   4,423,752     $   4,259,980     $   4,203,089     $   4,089,332
Total  Liabilities            2,888,626         3,546,184         3,609,204         3,823,357         4,056,823
Stockholders' Equity          1,226,476           877,568           650,776           379,732            32,509

ITEM  7   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

Results of Operations
---------------------

Comparison of Fiscal 2001 and 2000
----------------------------------

Net sales for fiscal 2001 were $25.51 million compared with $30.23 million in fiscal 2000, a decrease of 15.6%. The decrease in sales was primarily a result of decreases in the wholesale business. Retail dental, medical and veterinary sales increased by approximately 15%, while sales to wholesalers decreased by approximately 21%.

Gross margin for fiscal 2001 was $2.77 million compared with $3.00 million in fiscal 2000, but as a percentage of sales the gross margin increased to 10.86% in fiscal 2001 compared to 9.94% in fiscal 2000. The increase in gross margin reflects a greater percentage of retail sales, which has a higher gross profit margin then wholesale.

Operating expenses include selling expenses and general and administrative expenses. Selling expenses for fiscal 2001 were $805,029 compared to $819,145 in fiscal 2000, a decrease of 1.7%. The Company reduced advertising costs by $42,594 in fiscal 2001 from fiscal 2000, a decrease of 17.8%, but this was offset by an increase of $25,200 in shipping expense in fiscal 2001 from fiscal 2000, an increase of 11.6%. The increase in shipping expense was due to surcharges by carriers for increased fuel costs.

General and administrative cost in fiscal 2001 were $1,685,007 compared with $2,044,602 in fiscal 2000, a decrease of 17.6%. Officers compensation in fiscal 2001 was $425,600 compared to $592,900 in fiscal 2000, a decrease of 28.2%. In fiscal 2000 officers' compensation included stock bonus of approximately $305,000 compared to stock bonuses in fiscal 2001 of $86,100. In fiscal 2000, the Company recorded a contribution to the profit sharing plan of $50,000. In fiscal 2001, the company determined that the 2000 contribution would not be made and recognized a $50,000 reduction in general and administrative expenses. As a result of the reduction in revenue, other office expenses including mailing, printing and stationary, and telephone decreased by approximately $66,500 in fiscal 2001 from fiscal 2000.

Other expenses in fiscal 2001 include $340,225 of business acquisition costs including professional and consulting fees to acquire an inactive public company. In fiscal 2000, the company spun off its holding company incurring professional and consulting fees of $137,135.

Comparison of Fiscal 2000 and 1999
----------------------------------

Net sales for fiscal 2000 were $30.23 million compared with $32.15 million in fiscal 1999, a decrease of 6.0%. The decrease was primarily a result of decrease in wholesale business. Retail, dental, medical and veterinary sales increased by approximately 10% while wholesale business decreased by approximately 8%.

Gross margins for fiscal 2000 was $3.00 million compared with $2.83 million for 1999 and as a percentage of revenue the margins increased to 9.94% in 2000 compared with 8.81% in fiscal 1999. The increased gross profit margin reflects a greater profit margin in retail sales.

Operating expenses for fiscal 2000 were $2.86 million compared to $2.63 million in fiscal 1999. Office salaries and other benefits increased by approximately $106,000 in fiscal 2000 an increase of approximately 20%. Other office expense including printing, mailing, telephone expense and miscellaneous expenses increased by approximately $80,000 an increase of approximately 25% over fiscal 1999.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001 the Company has net current working capital of $1,053,050 an increase of $365,808 from September 30, 2000. The business acquisition costs of $284,467 were financed by private placement proceeds of $280,000. Excluding the business acquisition, the Company would have had cash flows from operations of approximately $290,000. The Company has a $2,000,000 credit facility which is sufficient to fund operations for the next fiscal year.

The Company currently has 3,850,000 million warrants outstanding, each warrant entitling holders to purchase one share of APO common stock at exercise prices of $1.00 to $2.00 per share. There is no guarantee that any of the warrants will be exercised. Any proceeds from the exercise of warrants could be used to pay down debt, expand current operations or be used for future acquisitions.


ITEM  8   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Appears after Item 14.


ITEM  9   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
          ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

In August, 2001, the Board of Directors engaged the accounting firm of Linder & Linder Certified Public Accountants to replace Malone & Bailey PLLC who audited the September 31, 2000 financial statements. There were no disagreements with the prior accountants on accounting or financial disclosures.

                                  PART  III


ITEM  10   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 2001.

   Name             Age           Position
   ----             ---           --------

Dr. Jan Stahl       53     Chairman, Chief Executive Officer
                           Secretary, Director

Peter Steil         53     President, Chief Financial Officer,
                           Director

Kenneth Levanthal   46     Director


Dr. Jan Stahl is a New York State licensed dentist. Dr. Stahl founded APO Health, the Company's wholly owned subsidiary, in 1987, and has been its Chairman, Chief Executive Officer, Secretary and a Director since such time. Dr. Stahl's primary responsibilities for the Company are in the area of sales and marketing. Prior to founding the Company, Dr. Stahl was a practicing dentist in the state of New York. Dr. Stahl received his DDS Degree from New York University in 1974.

Peter Steil co-founded the Company along with Dr. Stahl in 1987 and has been its President and Chief Financial Officer since such time. From 1981 to 1987, Mr. Steil was President of LBS Interdent, Inc., a company engaged in dental product sales. From 1974 to 1981, Mr. Steil was employed as Director of International Technical Support and Sales by Degussa, a European based manufacturer and distributor of dental and medical supplies. Subsequently (from 1984 to 1986) he was employed by Orbident International, the international sales division of Darby Drugs. Mr. Steil's training is in mechanical engineering having received his Technical Degree from Tuebingen University, Germany, in 1974.

Kenneth Levanthal founded Universal Medical Distributors, Inc. ("Universal"), a subsidiary of the Company, in 1985 and has served as its president since such time. Prior to founding Universal, Mr. Levanthal had been employed as Executive Vice President of Medardo Corp., a division of Omnicare, Inc., having been employed by Medardo Corp. since 1997, prior to its acquisition by W.R. Grace & Co. (the parent company of Omnicare, Inc.) Omnicare consists of various health care companies, with Medarco specializing in the sale of veterinary products. Mr. Levanthal graduated from Boston University in 1977, receiving his Bachelors Degree.


ITEM  11   EXECUTIVE  COMPENSATION

The following table sets forth information relating to remuneration received by executive officers and directors for the Company's most recent fiscal year compared with the previous two fiscal years.

ITEM  12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS  AND  MANAGEMENT

                                                                   Long Term Compensation
                                                                   Securities       All
                        Annual Compensation (1)     Restricted     Underlying      Other
Name & Principal                                      Stock         Options      of Compen-
   Position     Year     Salary         Bonus         Awards         SARS         sation
   --------     ----     ------         -----         ------         ----         ------

Jan Stahl,      2001    $222,000         -0-         43,200          -0-           -0-
 CEO (1)        2000     155,000         -0-        182,671          -0-           -0-
                1999     389,723         -0-           -0-           -0-           -0-

Peter Steil,    2001    $117,200         -0-         43,200          -0-           -0-
 President (1)  2000     124,800         -0-        108,454          -0-           -0-
                1999     178,600         -0-           -0-           -0-           -0-

Kenneth         2001    $ 80,800         -0-           -0-           -0-           -0-
 Levanthal      2000      88,400         -0-        14,527           -0-           -0-
                1999      78,000         -0-           -0-           -0-           -0-


(1) It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column.

The following table sets forth, as of September 30, 2001, certain information regarding the beneficial ownership of the Company's common stock.

                                Number of Shares Owned                    Percentage
    Name                      of Record and Beneficially           Common Stock Outstanding
    ----                      --------------------------           ------------------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                     9,065,705                             41.24%

Peter Steil
57 Hewlett Avenue
P.O. Box 750
Point Lookout, NY 11569               5,395,212                             24.54%

Kenneth Levanthal
24 Meadowbrook Road
Huntington Station, NY  11746           354,000                              1.61%

All Directors and Officers
As a Group                           14,814,917                             67.39%



ITEM  13   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

                                  PART  IV

ITEM  14   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
           REPORTS  ON  FORM  8-K

(a)  The following documents are filed as part of this report.
                                                                     PAGE
                                                                     ----
1.  Financial Statements:

    Report of Independent Certified Public Accountants.           F-1 - F-2

    Balance Sheets as of September 30, 2001 and 2000.                F-3

    Statements of Operations for the years ended
      September 30, 2001, 2000 and 1999.                             F-4

    Statements of Changes in Stockholders' Equity
      For the years ended September 30, 2001, 2000 and 1999.         F-5

    Statements of Cash Flows for the years ended
      September 30, 2001, 2000 and 1999.                             F-6

    Notes to Consolidated Financial Statement.                    F-7 - F-12


2.  Schedule II - Valuation and Qualifying Accounts.                F-13

(b) Exhibits.

    21 List of subsidiaries.



(c) Reports on Form 8-K.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
   APO Health, Inc. (formerly Xetal, Inc.)
   Oceanside, New York

We have audited the accompanying consolidated balance sheet of APO Health, Inc. as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. as of September 30, 2001 and the results of their operations and their cash flows for the years ended September 30, 2001 and 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements and schedule are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule for the years ended September 30, 2001 and 1999 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedule referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Linder & Linder
Certified Public Accountants
Dix Hills, New York
December 3, 2001

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
   APO Health, Inc. (formerly Xetal, Inc.)
   Oceanside, New York

We have audited the accompanying consolidated balance sheet of APO Health, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. as of September 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Our audit was made to form an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements and schedule are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule for the year ended September 30, 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, the supplemental schedule referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


MALONE & BAILEY, PLLC

April 5, 2001
Houston, Texas

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2001 and 2000

                                                       2001           2000
                                                    ----------     ----------
ASSETS
Current Assets
  Cash                                              $  179,167     $   90,732
  Accounts receivable, net of allowance
    for doubtful accounts of $29,000 and $59,800     1,768,501      2,167,261
  Inventory                                          1,692,209      1,895,334
  Due from officers                                     99,844         15,294
  Deferred tax asset                                    36,020         34,563
  Other current assets                                 165,935         30,242
                                                    ----------     ----------
     Total Current Assets                            3,941,676      4,233,426

Property and Equipment, net of accumulated
  depreciation of $76,606 and $78,001                   40,389         57,289
Goodwill, less accumulated amortization
  of $53,802 and $53,802                               125,537        125,537
Deposits                                                 7,500          7,500
                                                    ----------     ----------
TOTAL ASSETS                                        $4,115,102     $4,423,752
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank notes payable                                $1,736,224     $1,892,670
  Accounts payable                                   1,056,117      1,449,550
  Accrued expenses                                      50,776        203,964
  Due to officer                                        45,509
                                                   -----------     ----------
     Total Current Liabilities                       2,888,626      3,546,184
                                                   -----------     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 0 shares issued
  Common stock, $.0002 par value, 125,000,000
    shares authorized, 23,132,089 and 14,216,422
    shares issued and outstanding                        4,626          2,843
  Paid in capital                                    1,452,530        983,345
  Retained earnings (deficit)                         (230,680)      (108,620)
                                                    ----------     ----------
     Total Stockholders' Equity                      1,226,476        877,568
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $4,115,102     $4,423,752
                                                    ==========     ==========

     See accompanying auditors' report and notes to financial statements.

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                                 2001           2000           1999
                                              -----------    -----------    -----------
Revenues                                      $25,513,303    $30,232,347    $32,147,128
Cost of revenues                               22,742,103     27,225,517     29,315,258
                                              -----------    -----------    -----------
Gross Margin                                    2,771,200      3,006,830      2,831,870
                                              -----------    -----------    -----------
Operating Expenses
  Selling                                         805,029        819,145        833,764
  General and administrative                    1,685,007      2,044,602      1,795,606
                                              -----------    -----------    -----------
                                                2,490,036      2,863,747      2,629,370
                                              -----------    -----------    -----------

Income from operations                            281,164        143,083        202,500

Interest expense                                  153,698        141,704         91,759
Holding company spinoff costs                                    137,135
Business acquisition costs                        340,225
                                              -----------    -----------    -----------
  Income before provision for income
    taxes and extraordinary item                 (212,759)      (135,756)       110,741

Provision (benefit) for income tax                (90,699)        46,569         50,840
                                              -----------    -----------    -----------
  Income (loss) before extraordinary item        (122,060)      (182,325)        59,901

Extraordinary item, net
  - debt forgiveness                                             (58,575)       211,323
                                              -----------    -----------    -----------
     NET INCOME (LOSS)                        $  (122,060)   $  (240,900)   $   271,224
                                              ===========    ===========    ===========

Basic and diluted
Earnings per common share
  - before extraordinary item                 $      (.01)   $      (.02)   $      0.01
  - from extraordinary item                                          .00           0.04
                                              -----------    -----------    -----------
Net income per common share                   $      (.01)   $      (.02)   $      0.05
                                              ===========    ===========    ===========
Weighted average common shares
  outstanding                                  21,532,814     13,217,660      5,261,432

     See accompanying auditors' report and notes to financial statements.

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                                      Retained
                           Common Stock                 Paid in       Earnings      Treasury
                              Shares       Amount       Capital      (Deficit)       Stock         Totals
                           ----------    ----------    ----------    ----------    ----------    ----------
Balances,
  September 30, 1998          928,263    $      928    $  614,012    $ (235,208)                 $  379,732

Retroactive
  Stock split               4,585,619           175         (175)

Stock acquired with
  Debt forgiveness                                                                 $     (180)         (180)

Net income                                                              271,224                     271,224
                           ----------    ----------    ----------    ----------    ----------    ----------
Balances,
  September 30, 1999        5,513,882         1,103       613,837        36,016          (180)      650,776

Retroactive
  Stock split               7,221,240           259          (259)

Cancellation of
  Treasury stock             (180,000)         (180)                                      180


Spin-off of Xetal, Inc.                                   (96,264)       96,264

Issuance of stock for
  Debt                        600,000           600       161,438                                   162,038

Issuance of stock for
  Services                  1,061,300         1,061       304,593                                   305,654

Net (loss)                                                             (240,900)                   (240,900)
                           ----------    ----------    ----------    ----------    ----------    ----------
Balances,
  September 30, 2000       14,216,422         2,843       983,345      (108,620)            0       877,568

Retroactive
  Stock split               1,470,000            54           (54)

Issuance of stock for
  Officers' bonus             300,000           300        86,100                                    86,400

Sale of stock                 500,000           100       279,900                                   280,000

Recapitalization
  Reverse acquisition       2,500,000           500          (500)

Issuance of stock for
  Services                  4,145,667           829       103,739                                   104,568

Net loss                                                               (122,060)                   (122,060)
                           ----------    ----------    ----------    ----------    ----------    ----------
Balances,
  September 30, 2001       23,132,089    $    4,626    $1,452,530    $ (230,680)   $        0    $1,226,476
                           ==========    ==========    ==========    ==========    ==========    ==========

     See accompanying auditors' report and notes to financial statements.

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                                     2001           2000           1999
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $  (122,060)   $  (240,900)   $   271,044
Adjustments to reconcile net income to
  net cash flows from operating activities
    Depreciation and amortization                      16,900         30,370         29,545
    Bad debts                                         (30,800)       (29,400)        (5,200)
    Deferred taxes                                     (1,457)         6,937        (18,500)
    Stock issued for services                         190,969        305,654
    Write off of a deposit                                            20,000
    Gain on asset retirement                                           3,105
    Gain on debt forgiveness                                                       (314,643)
    Write-off of registration costs                                                  49,523
  Changes in:
    Accounts receivable                               429,560        344,857        123,956
    Inventory                                         203,124       (619,757)      (299,245)
    Other current assets                             (135,693)        22,694        (31,777)
    Accounts payable                                 (393,433)      (449,002)       (38,897)
    Accrued expenses                                 (153,188)      (330,309)      (120,625)
    Income taxes payable                                            (107,491)       101,491
                                                  -----------    -----------    -----------
     CASH FLOWS PROVIDED BY (USED IN
       OPERATING ACTIVITIES                             3,922     (1,043,242)      (253,328)
                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    (7,187)        (6,225)
Increase in deposits                                                  (2,543)
                                                  -----------    -----------    -----------
     CASH FLOWS (USED IN)
       INVESTING ACTIVITIES                                 0         (9,730)        (6,225)
                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loans payable                                                           (135,357)
Advances from officer, net                            (39,041)       116,645        116,335
Proceeds from bank notes payable, net                (156,446)       985,820        293,878
Proceeds from sale of stock                           280,000
                                                  -----------    -----------    -----------
     CASH FLOWS PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                            84,513      1,102,465        274,856
                                                  -----------    -----------    -----------

Net increase (decrease) in cash                        88,435         49,493         15,303

Cash balances
  Beginning of period                                  90,732         41,239         25,936
                                                  -----------    -----------    -----------
  End of period                                   $   179,167    $    90,732    $    41,239
                                                  ===========    ===========    ===========


     See accompanying auditors' report and notes to financial statements.

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business and basis of consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. The Company and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast. In September 1994, APO had acquired an inactive public company, Xetal, Inc. ("Xetal") in a reverse acquisition transaction. On December 23, 1999, APO assumed all of the assets and liabilities of Xetal and 100% of the Company shares held by Xetal were distributed to the existing shareholders of Xetal on a pro rata basis as a stock dividend. The spin-off is treated as a reverse spin-off, as if APO had spun off Xetal, in order to reflect the substance of the transaction. These consolidated financial statements reflect consolidated accounts of all three companies up to December 23, 1999, the effective date of the spin-off, and of APO and Universal thereafter.

Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue recognition occurs when products are shipped.

Advertising is expensed as incurred. For the years ended September 30, 2001, 2000 and 1999 advertising expense amounted to $196,173, $238,767 and $143,676, respectively.

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expensed as incurred.

Goodwill represents the excess of the cost of two companies acquired over the fair value of their net assets at the dates of acquisition in 1996 and is being amortized using the straight line method over 15 years. Effective to the issuance of FASB No. 142 the Company discontinued amortizing goodwill.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense and amounted to $240,709, $215,510 and $241,419 for the years ended September 30, 2001, 2000 and 1999, respectively.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities. Effective to the June 13, 2001 acquisition, the weighted average number of shares of common stock have been retroactively restated to give effect for the 5.94 to 1 stock split.

Reclassifications. Certain reclassifications of certain prior year amounts were made to conform to the current year presentation.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.


NOTE 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                            2001         2000         1999
                                         ----------   ----------   ----------
Cash paid during the year for
  Interest                               $  143,901   $  144,381   $   84,721
  Income taxes                                            65,000       65,349

Non-cash transactions:
  Spinoff of Xetal, Inc.                              $   96,624
  Note payable paid by issuance of stock                 162,038

NOTE 3 - BANK NOTES PAYABLE

On April 2, 2001, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transactions, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all of the Company's assets and is personally guaranteed by the two majority Company stockholders. Interest of prime + 1% on the own-note borrowings is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable on demand, or upon maturity, which is up to 180 days after the initiation of a bankers acceptance or March 31, 2002, for own-note borrowings, whichever is earlier. On April 2, 2001, the date the credit facility was renewed, outstanding own-note borrowings were $1,949,000, and the $449,600 excess over the sub-limit was converted to a term loan payable over one year in monthly installments of $37,467. Interest will be at the bank's prime rate plus 1%.

Own-note borrowings were $1,370,000 and $1,121,600 as of September 30, 2001 and 2000, respectively. As of September 30, 2001 and 2000, bankers acceptances totaled $103,958 and $771,070, respectively, and there were $113,179 and $0 respectively, letters of credit outstanding. As of September 30, 2001 and 2000, the term loan amounted to $262,266 and $449,600, respectively.

The credit facility matures March 31, 2002.

NOTE 4 - DEBT FORGIVENESS

During 1996 and 1997, the Company raised $500,000 in total notes payable to several individuals. In connection with the 1997 offering, 200,000 shares of common stock and warrants to purchase 2,500,000 shares of common at $5 were issued.

During 1999 and 1998, the Company settled the above debts for $150,357 and return of 180,000 shares and 2,250,000 warrants, and recorded extraordinary gains of $211,323 and $36,533, net of tax of $103,500 and $12,000,
respectively. During fiscal 2000, APO cancelled the 180,000 shares of common stock.

During 2000, several note-holders demanded a renegotiation of the settlement and the Company paid another $88,750, which is shown as an extraordinary expense.


NOTE 5 - RELATED PARTY NOTES PAYABLE

As of September 30, 1999, $162,038 of notes payable owed to the two majority stockholders was outstanding. In October 2000, these stockholders exchanged the notes for 600,000 shares of Company stock.

Advances due to/from officers are non-interest bearing and due on demand.


NOTE 6 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                            2001         2000         1999
                                         ----------   ----------   ----------
     Current                             $  (89,242)  $   76,273   $   62,766
     Deferred                               ( 1,457)     (29,704)     (11,926)
                                         ----------   ----------   ----------

                                         $  (90,699)  $   46,569   $   50,840
                                         ==========   --========   =--=======

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                            2001         2000         1999
                                         ----------   ----------   ----------
     Computed at the federal
       statutory rate of 34%             $  (72,338)  $    7,641   $   29,004
     State income tax (benefit)             (12,560)       8,146       20,000
     Valuation allowance adjustment          22,300       30,782
     Other adjustments                      (28,101)                    1,836
                                         ----------   ----------   ----------
                                         $  (90,699)  $   46,569   $   50,840
                                         ==========   ==========   ==========

The components of deferred taxes are as follows:

                                                         2001         2000
                                                      ----------   ----------
     Deferred tax assets
       Allowance for doubtful accounts                $   11,600   $   59,268
       Depreciation                                        8,520        4,563

     Net operating loss carryover, less
         valuation allowance of $22,300                   20,000
       Miscellaneous                                      (4,100)         125
                                                      ----------   ----------
                                                          36,020       63,956
                                                      ----------   ----------
     Deferred tax liabilities
       Deferred officer compensation                                    4,299
       Goodwill                                                        18,702
       State franchise taxes                                            6,392
                                                      ----------   ----------
                                                                       29,394
                                                      ----------   ----------
     Current net deferred tax assets                  $   36,020   $   34,563
                                                      ==========   ==========

The Company has a net operating loss carryover of approximately $106,000 to offset future taxable income. The carryover expires 2016.


NOTE 7 - COMMON STOCK ISSUANCES

During the fiscal year ended September 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus and the Company sold 500,000 shares in a private placement which provided net proceeds to the Company of $280,000. The investors of the private placements received warrants to acquire 1,500,000 shares of Company stock at $1.00 per share. Such warrants expire April 24, 2004.

On June 13, 2001, the Company acquired IFAN in a transaction accounted for as a reverse acquisition, whereby the Company is treated as the acquirer for accounting purposes. Accordingly, the Company's stockholders' equity has been retroactively restated to give effect to the acquisition. In conjunction with the reverse acquisition, the Company's shareholders other than the shareholders that purchased the 500,000 shares in the private placement received 5.9 IFAN shares for each APO share held, and 2,500,000 shares were issued to the existing IFAN shareholders.

In conjunction with the acquisition 3,145,667 shares were issued to consultants associated with the acquisition. The consultants also received warrants to purchase 1,350,000 shares of the Company's stock at prices ranging from $1 to $2 that expire September 13, 2004.

In addition, a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. The investment relations consultant received warrants to purchase 1,000,000 shares of Company stock at prices ranging from $1 to $2 per share. Such warrants expire June 5, 2006.

During the year ended September 30, 2000, the Company issued 600,000 shares of stock to extinguish $162,038 of notes payable and 1,061,300 shares valued at $.288 per share, which is a multiple of earnings less a marketability discount, as bonuses to officers.

NOTE 8 - HOLDING COMPANY SPINOFF COSTS AND BUSINESS ACQUISITION COSTS

$137,135 in legal and accounting fees was incurred in connection with the spinoff of Xetal in December 1999.

The Company incurred $340,225 of non-recurring costs associated with the acquisition of APO.


NOTE 9 - LEASES

The Company leases 11,800 square feet in New York and a small sales office in Florida. Both leases are month-to-month with affiliated companies owned by the Company's officers and shareholders.
The affiliate's underlying New York lease expires in 2004 and the affiliate's underlying Florida lease expires in September 2001. Lease payments made by the Company approximate the payments due by the affiliated companies. Rental expense was $73,183, $76,665, and $53,752 for the years ended September 30, 2001, 2000, and 1999, respectively.

Future minimum lease payments are $69,468 in 2002, $71,916 in 2003, $74,364 in 2004, and $18,744 in 2005.


NOTE 10 - PROFIT SHARING PLAN

The Company established a profit sharing plan in 1992. All full-time employees as defined within the plan are eligible to participate. Contributions to the plan are discretionary and are determined at the Company's year end. The amount contributed or accrued to the profit sharing plan for the years ended September 30, 2001, 2000, and 1999, were $0, $50,000 and $99,011, respectively. During 2001, the Company determined it will not make its 2000 pension contribution and recognized such contribution as income.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc. The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action certification order for interlocutory appeal. If the Company can defeat the class certification, then the plaintiff is limited to a single violation with a maximum potential recovery of $1,500. If the class certification issue is lost then the Company's exposure can range in the millions of dollars. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

However, on October 24, 2001, the Company was named as a defendant in Merchant's & Business Men's Mutual Insurance Company vs. APO Health, Inc. Merchant's & Business Men's Mutual Insurance Company issued a Commercial Blanket Excess Liability insurance policy to the Company for one year commencing February 27, 2000 up through February 27, 2001. Merchant's & Business Men's Mutual Insurance Company alleges in its complaint that policy coverage with the Company does not extend to the allegations set forth in the aforementioned Kenro suit. The Company, however, disagrees and contends that the policy issued by Merchant's & Business Men's Mutual Insurance Company obligates them to cover any damages that the Company may incur, as a result of a unfavorable verdict in the Kenro suit.

Employment Agreement

Effective October 1, 2001, the Company has entered into a three-year employment agreement with its chief executive officer that provides for a minimum annual salary of $250,000 with incentives based on the Company's attainment of specified levels of sales and earnings as defined in the agreement. The employment agreement expires September 30, 2004 and shall be automatically renewed for successive periods of one year unless either party gives written notice to terminate the agreement.


NOTE 12 - CONCENTRATION OF CREDIT RISK

The Company maintains bank accounts at one bank. As of September 30, 2001, The Company had $397,280 on deposit, and only $100,000 in each bank is insured under federal law.

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base. Two customers account for approximately 27% and 34% of sales for the years ended September 30, 2001 and 2000, respectively. No single customer accounted for greater than 10% of sales in the year ended September 30, 1999. No single vendor accounts for greater than 10% of purchases.

                               APO HEALTH, INC.
                            (formerly Xetal, Inc.)
                                SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999



                                              Balance,                                     Balance,
Year Ended                                  Beginning of                                    End of
September 30,       Account                    Period       Additions      Reduction        Period
-------------       --------------------     ----------     ----------     ----------     ----------
    1999            Allowance for
                    doubtful accounts        $   94,400     $      -       $   (5,200)    $   89,200
                                             ==========     ==========     ==========     ==========

    2000            Allowance for
                    doubtful accounts        $   89,200     $      -       $  (29,400)    $   59,800
                                             ==========     ==========     ==========     ==========

    2001            Allowance for
                    doubtful accounts        $   59,800     $      -       $  (30,800)    $   29,000
                                             ==========     ==========     ==========     ==========

                    Allowance for
                    deferred taxes           $      -       $   22,300     $      -       $   22,300
                                             ==========     ==========     ==========     ==========


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               APO HEALTH, INC.




Date:  January 14, 2002                    By:   /s/ Dr. Jan Stahl
                                                -----------------------------
                                                 Dr. Jan Stahl, Chairman,
                                                 Chief Executive Officer
                                                 and Secretary
                                                 (Principal Executive Officer)





Date:  January 14, 2002                     By:   /s/  Peter Steil
                                                -----------------------------
                                                 Peter Steil, President and
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 14, 2002                     By:   /s/  Dr. Jan Stahl
                                                -----------------------------
                                                 Dr. Jan Stahl,  Director



Date:  January 14, 2002                     By:   /s/  Peter Steil
                                                -----------------------------
                                                 Peter Steil,  Director



Date:  January 14, 2002                     By:   /s/  Kenneth Leventhal
                                                -----------------------------
                                                 Kenneth Leventhal, Director