Form 10-Q
period 2001-12-31
APO HEALTH INC /NV/
filed 2002-02-14
CIK 1076607

                  U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                  FORM  10-Q


   [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                     SECURITIES  EXCHANGE  ACT  OF  1934

              For the quarterly period ended December 31, 2001

                                      OR

       [   ]  TRANSITION  REPORT  UNDER  SECTION  13  OF 15(d) OF  THE
                            EXCHANGE  ACT  OF  1934

          From the transition period from __________  to ___________

                     Commission file number     00030074
                                            ------------


                              APO  HEALTH,  INC.
                             ____________________
            (Exact name of registrant as specified in its charter)


             Nevada                                          86-0871787
        ________________                                 ____________________
 (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                     Identification Number)


              3590 Oceanside Road,  Oceanside,  New  York   11575
             _____________________________________________________
                    (Address of principal executive offices)


                                (800)  365-2839
                               _________________
                          (Issuer's Telephone Number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__          No



As of February 4, 2002, 23,704,023 shares of Common Stock of the issuer were issued.

                              APO  HEALTH,  INC.

                                 FORM  10-Q
                     QUARTER  ENDED  DECEMBER  31,  2001


                             TABLE  OF  CONTENTS
                             ___________________


                                                                        Page
                                                                        ____
PART  I - Financial Information

     Item  1     Financial Statements.

                 Consolidated Balance Sheet as of
                 December 31, 2001 and September 30, 2001.                3

                 Consolidated Statement of Income for the three
                 months ended December 31, 2001 and 2000.                 4

                 Consolidated Statement of Cash Flows for the
                 Three months ended December 31, 2001 and 2000.           5

                 Notes to Consolidated Financial Statements.            6 - 11

     Item  2     Management's Discussion and Analysis
                 Or Plan of Operations.                                   12


PART  II - Other Information

     Item  1     Legal Proceedings.                                       13

     Item  2     Changes in Securities and Use of Proceeds.               13

     Item  3     Default upon Senior Securities.                          13

     Item  4     Submission of Matters to a Vote of Security Holders.     13

     Item  5     Other Information.                                       13

     Item  6     Exhibits and Reports on Form 8-K.                        13

Signatures                                                                14

                            PART  I  -  FINANCIAL  INFORMATION

                                    APO  HEALTH,  INC.
                               CONSOLIDATED  BALANCE  SHEET

                                                       December 31,     September 30,
                                                          2001              2001
                                                       -----------      -----------
                                                       (Unaudited)

                                          ASSETS
                                         --------
Current Assets:
   Cash                                                $   578,559      $   179,167
   Accounts Receivable, net of allowance
     For doubtful accounts of $29,000 and
     $29,000                                             1,704,305        1,768,501
   Inventory                                             2,258,528        1,692,209
   Due from Officers                                       113,904           99,844
   Deferred Tax Assets                                      23,383           36,020
   Other Current Assets                                    236,642          165,935
                                                       -----------      -----------
         Total Current Assets                            4,915,321        3,941,676
                                                       -----------      -----------

Property and Equipment, net of accumulated
   Depreciation of $79,578 and $76,606                      37,417           40,389
Goodwill, less accumulated amortization
   Of $53,802 and $53,802                                  125,537          125,537
Deposits                                                    32,500            7,500
                                                       -----------      -----------
          Total Assets                                 $ 5,110,775      $ 4,115,102
                                                       ===========      ===========


                         LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                        -----------------------------------------
Current Liabilities:
   Bank Notes Payable                                  $ 1,723,716      $ 1,736,224
   Accounts Payable                                      1,829,755        1,056,117
   Accrued Expenses                                        131,023           50,776
   Due to Officer                                             -              45,509
                                                       -----------      -----------
         Total Current Liabilities                       3,684,494        2,888,626
                                                       -----------      -----------

Stockholders' Equity:
Common stock, $.0002 par value,
   125,000,000 shares authorized, 23,704,081
   and 23,132,089 shares issued and outstanding              4,734            4,626
  Paid-in Capital                                        1,591,505        1,452,530
  Retained Earnings (Deficit)                             (169,958)        (230,680)
                                                       -----------      -----------
         Total Stockholders' Equity                      1,426,281        1,226,476
                                                       -----------      -----------
         Total Liabilities and Stockholders' Equity    $ 5,110,775       $4,115,102
                                                       ===========      ===========

                                    APO  HEALTH,  INC.
                          CONSOLIDATED  STATEMENT  OF  OPERATIONS
                              FOR  THE  THREE MONTHS  ENDED
                         DECEMBER  31, 2001  AND  2000  (UNAUDITED)


                                                          2001              2000
                                                       -----------      -----------

Revenue                                                $ 6,807,021      $ 6,368,388
Cost of Revenue                                          6,075,357        5,595,174
                                                       -----------      -----------
Gross Margin                                               731,664          773,214
                                                       -----------      -----------

Operating Expenses
   Selling Expense                                         224,121          161,579
   General and Administrative Expenses                     403,929          457,113
                                                       -----------      -----------
                                                           628,050          618,692
                                                       -----------      -----------

Income from Operations                                     103,614          154,522
Interest Expense                                            30,255           45,302
                                                       -----------      -----------
Income before Provision for Income Taxes                    73,359          109,220
Provision for Income Taxes                                  12,637           13,564
                                                       -----------      -----------
Net Income                                             $    60,722      $    96,656
                                                       ===========      ===========
Basic and Diluted Earnings
   Per Common Share                                    $   .00          $   .01
                                                       ===========      ===========
Weighted Average Common Shares
   Outstanding                                          23,394,874       14,216,422
                                                       ===========      ===========

                                    APO  HEALTH,  INC.
                         CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                              FOR  THE  THREE MONTHS  ENDED
                        DECEMBER  31, 2001  AND  2000  (UNAUDITED)


                                                          2001              2000
                                                       -----------      -----------


Cash Flow From Operating Activities:
Net Income                                             $    60,722      $    95,746
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                2,972            3,708
Deferred Taxes                                              12,637            1,563
Changes In:
Accounts Receivable                                         64,196         (425,393)
Inventory                                                 (566,319)         (73,610)
Other Current Assets                                        68,377           11,210
Deposits                                                   (25,000)
Accounts Payable                                           773,638          206,594
Accrued Expenses                                            80,247          (12,805)
Income Taxes Payable                                          -              13,564
                                                       -----------      -----------

Cash Flows from Operating Activities                       471,469         (179,423)
                                                       -----------      -----------


Cash Flows from Financing Activities:
Advances from Officers, Net                                (59,569)          80,664
Proceeds (Payment) on Bank Notes Payable, Net              (12,508)         106,903
                                                       -----------      -----------
Cash Flows from Financing Activities                       (72,077)         187,594
Net Increase (Decrease) in Cash                            399,392            8,171
                                                       -----------      -----------


Cash Balances:
Beginning of Period                                        179,167           90,732
                                                       -----------      -----------

End of Period                                          $   578,559       $   98,903
                                                       ===========      ===========

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended September 30, 2001 filed with the Securities and Exchange Commission.

The results of Operations for the three months ended December 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2002.


Note  1  -  Summary of Accounting Policies
------------------------------------------

Nature of Business and Basis of Consolidation

APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. The Company and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast.

Effective June 13, 2001, Internet Financial Corp.com, Inc., ("IFAN"), a Nevada corporation, which was an inactive public company, acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changes its name to APO Health, Inc., a Nevada corporation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue recognition occurs when products are shipped.

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expenses as incurred.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-lived Assets, by reviewing such assets for the impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Reclassification

Certain reclassifications of certain prior year amounts were made to conform to the current year presentation.

Estimates and Assumptions

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



Note  2  -  Supplemental Cash Flow Statement Disclosures
--------------------------------------------------------

                                                  2001              2000
                                              -----------       -----------
     Cash Paid During the Year for:
          Interest                            $   19,455        $   45,302
          Income Taxes                              -               65,000

     Common Stock Issued for Consulting
       And Professional Fees                     139,083


Note  3  -  Bank Notes Payable
------------------------------

On April 2, 2001, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transaction, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all of the Company's assets and is personally guaranteed by the two majority Company stockholders. Interest of prime +1% on the own-note borrowings is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable on demand, or upon maturity, which is up to 180 days after the initiation of a bankers acceptance or March 31, 2001, for own-note borrowings, whichever is earlier. On April 2, 2001, the date the credit facility was renewed, outstanding own-note borrowings were $1,949,000, and the $449,600 excess over the sub-limit was converted to a term loan payable over one year in monthly installments of $37,467. Interest will be at the bank's prime rate plus 1%.

Own-note borrowings was $1,500,000 as of December 31, 2001; acceptances totaled $111,316 and there were $72,217 letters of credit outstanding. As of December 31, 2001, the term loan amounted to $112,400.

The credit facility matures March 31, 2002.


Note  4  -  Related Parties
---------------------------

Advances due to/from officers are non-interest bearing and due on demand.

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



Note  5  -  Income Taxes
------------------------

Income taxes (benefit) consist of the following:

                                               2001              2000
                                           -----------       -----------
     Current                               $     -           $   15,127
     Deferred                                  12,637            (1,563)
                                           -----------       -----------
                                           $   12,637        $   13,564
                                           ===========       ===========

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                               2001              2000
                                           -----------       -----------

     Computed at the federal
        statutory rate of 34%              $  24,941         $   37,134
     State income tax                          3,668              5,461
     Valuation allowance adjustment           (7,363)              -
     Other adjustments                        (8,609)           (29,031)
                                           -----------       -----------
                                           $  12,637         $   13,564
                                           ===========       ===========

The components of deferred taxes are as follows:

                                               2001              2000
                                           -----------       -----------
     Deferred tax assets
        Allowance for doubtful accounts    $   11,600        $   39,003
        Depreciation                            8,520             4,563
        Net operating loss carryover            7,363               -
        Miscellaneous                          (4,100)              125
                                           -----------       -----------
                                               23,383            43,691
                                           -----------       -----------

     Deferred tax liabilities
        Deferred officer compensation            -                4,299
        State franchise taxes                    -                6,392
                                           -----------       -----------
                                                                 10,691
                                                             -----------
     Current net deferred tax assets       $   23,383        $   33,000
                                           ===========       ===========


The Company has a net operating loss carryover of approximately $30,000 to offset future taxable income. The carryover expires 2016.

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



Note  6  -  Common Stock Issuances
----------------------------------

On November 28, 2001, the Company issued 463,610 shares of common stock, par value $.0002, registered on Form S-8, to three consultants and an attorney for the Company. The shares were valued at $.30 per share based on services to be provided by the consultants and attorney.


Note  7  -  Lease
-----------------

The Company leases approximately 11,800 square feet in New York on a month-to-month basis with an affiliated company owned by two officers of the Company. The affiliates lease underlying the New York lease expires on December 31, 2004. Lease payments made by the Company approximate lease payments by the affiliated company.

Future minimum lease payments are as follows:

       Year ended December 31,
       -----------------------
               2002                    $   70,000
               2003                        72,450
               2004                        74,900
                   Total               $  217,350


Note  8  -  Commitments and Contingencies
-----------------------------------------

Litigation

There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled Kenro, Inc., on behalf of itself and all other similarly situated against APO Health, Inc. The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action certification order for interlocutory appeal. If the Company can defeat the class certification, then the plaintiff is limited to a single violation with a maximum potential recovery of $1,500. If the class certification issue is lost then the Company's exposure can range in the millions of collars. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

                               APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



However, on October 24, 2001, the Company was named as a defendant in Merchant's & Business Men's Mutual Insurance Company vs. APO Health, Inc. Merchant's & Business Men's Mutual Insurance Company issued a Commercial Blanket Excess Liability insurance policy to the Company for one year commencing February 27, 2000 up through February 27, 2001. Merchant's & Business Men's Mutual Insurance Company alleges in its complaint that policy coverage with the Company does not extend to the allegations set forth in the aforementioned Kenro suit. The Company, however, disagrees and contends that the policy issued by Merchant's & Business Men's Mutual Insurance Company obligates them to cover any damages that the Company may incur, as a result of an unfavorable verdict in the Kenro suit.

Employment Agreement

Effective October 1, 2001, the Company entered into a three-year employment agreement with its chief executive officer that provides for a minimum annual salary of $250,000 with incentives based on the Company's attainment of specified levels of sales and earnings as defined in the agreement. The employment agreement expires September 30, 2004 and shall be automatically renewed for successive periods of one year unless either party gives written notice to terminate the agreement.


Note  9  -  Concentration of Credit Risk
----------------------------------------

The Company maintains bank accounts at one bank. As of December 31, 2001, the Company had $578,559 on deposit, and only $100,000 in each bank is insured under federal law.


Note  10  -  Subsequent Events
------------------------------

On January 2, 2002, the Company acquired 100% of the outstanding stock of Envirotech Air Quality Services, Inc. ("Envirotech") a Florida corporation specializing in indoor air quality testing, sanitation, sterilization and filtration. The purchase price was $25,000 plus the Company will issue 50,000 shares of its restricted common stock to the former shareholders of Envirotech. In addition, the Company will issue 100,000 common stock purchase warrants to the former shareholders of Envirotech exercisable for a period of two years at a purchase price of $.75 per share.

ITEM  2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------


Results of Operations
---------------------
Revenue for the three months ended December 31, 2001 increased by $438,633 or 6.9% over the three months ended December 31, 2000. The increase in revenue was due to increases in sales of product to wholesalers and other distributors during the period ended December 31, 2001. Gross margins for the three-month period ended December 31, 2001 was 10.7% a decrease of 1.4% from the period ended December 31, 2000. The decreased margin was due to the lower margins that are earned on sales to wholesalers and distributors as opposed to retail sales. The 1.4% reduction in gross profit margins decreased the gross margin by approximately $95,300 and the increase sales increased gross profit by approximately $47,200. Operating expenses for the three months ended December 31, 2001 were $628,050, an increase of $9,358 or 1.5% from the three months ended December 31, 2000. Selling expenses increased by $62,542 to $224,121, an increase of 38.7%. Shipping expenses increased by $31,911, advertising expense increased by $15,777 and credit card processing increased by $7,856, accounting for 90% of the increases. General and Administrative expenses for the three months ended December 31, 2001 decreased by $53,184 to $403,929 or 11.6%. Significant decreases in general and administrative expenses include bad debt of $72,282 and office expenses of $9,933. Significant increases in general and administrative expenses include consulting fees of $46,599. The increase in consulting fees includes consultants for corporate planning, financing and acquisitions. Interest expense decreased by $15,047 to $30,255 as borrowing was reduced and interest rates paid by the Company decreased substantially.

Financial Condition
-------------------
As of December 31, 2001, the Company had current working capital of $1,230,827. In addition, the Company has available approximately $275,000 in unused credit facilities, including bankers acceptances and letters of credit. The Company has issued a total of 3,603,634 common stock purchase warrants exercisable at prices ranging from $1.00 to $2.00 per share and 250,000 common stock purchase warrants to Dr. Jan Stahl exercisable at $.25 per share. If these warrants are exercised, the net proceeds to the Company would be in excess of $4,500,000. These proceeds could be used for acquisitions and or major capital expansion. At the current time, the Company has no immediate plans for a material acquisition or major capital expenditures and, therefore, has sufficient working capital for its current operations.

                      PART  II   -   OTHER  INFORMATION

                              APO  HEALTH,  INC.


ITEM  1  -  LEGAL  PROCEEDINGS
------------------------------
There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action for interlocutory appeal. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

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


ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
-----------------------------------------------------------
None.


ITEM  3  -  DEFAULT  UPON  SENIOR  SECURITIES
---------------------------------------------
None.


ITEM  4  -  SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------------
None.


ITEM  5  -  OTHER  INFORMATION
------------------------------
None.


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------
None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APO  HEALTH,  INC.



Date:     February  14, 2002                By:  /s/  Dr. Jan Stahl
                                                 -----------------------
                                                 Dr. Jan Stahl, Chairman
                                                 Chief Executive Officer
                                                   and Secretary
                                                 (Principal Executive Officer)



Date:     February  14, 2002                By:  /s/  Peter Steil
                                                 -----------------------
                                                 Peter Steil, President
                                                   and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     February  14, 2002                By:  /s/  Dr. Jan Stahl
                                                 -----------------------
                                                 Dr. Jan Stahl, Director



Date:     February  14, 2002                By:  /s/  Peter Steil
                                                 -----------------------
                                                 Peter Steil, Director



Date:     February  14, 2002                By:  /s/  Kenneth Leventhal
                                                 -----------------------
                                                 Kenneth Leventhal, Director