Form 10-Q
period 2002-03-31
APO HEALTH INC /NV/
filed 2002-05-16
CIK 1076607

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


   [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                      OR

          [   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                            EXCHANGE ACT OF 1934

          From the transition period from __________ to ___________

                    Commission file number   00030074
                                            ----------


                               APO HEALTH, INC.
                    ----------------------------------
            (Exact name of registrant as specified in its charter)


                   Nevada                           86-0871787
                ------------                      --------------
       (State or other jurisdiction of             (IRS Employer
        incorporation or organization)         Identification Number)


                3590 Oceanside Road, Oceanside, New York 11575
                ----------------------------------------------
                   (Address of principal executive offices)


                               (800) 365-2839
                               --------------
                         (Issuer's Telephone Number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes __X__        No _____



As of May 10, 2002, 23,754,081 shares of Common Stock of the issuer were issued.

                               APO HEALTH, INC.
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 2002


                              TABLE OF CONTENTS
                              -----------------
                                                                       Page
                                                                       ----
PART I - Financial Information

Item 1  Financial Statement.

           Consolidated Balance Sheet as of
           March 31, 2002 and September 30, 2001.                        3

           Consolidated Statement of Income for the three and six
           months ended March 31, 2002 and 2001.                         4

           Consolidated Statement of Cash Flows for the three and
           six months ended March 31, 2002 and 2001.                     5

           Notes to Consolidated Financial Statements.                6 - 11

Item 2  Management's Discussion and Analysis
        Or Plan of Operations.                                          12

PART II - Other Information

Item 1  Legal Proceedings.                                              13

Item 2  Changes in Securities and Use of Proceeds.                      13

Item 3  Default upon Senior Securities.                                 13

Item 4  Submission of Matters to a Vote of Security Holders.            13

Item 5  Other Information.                                              13

Item 6  Exhibits and Reports on Form 8-K.                               13

Signatures                                                              14

                            PART  I  -  FINANCIAL  INFORMATION

                                      APO HEALTH, INC.
                                CONSOLIDATED BALANCE SHEET

                                                      March 31, 2002   September 30, 2001
                                                      --------------   ------------------
                                                       (Unaudited)
                                         ASSETS
                                         ------
Current Assets:
  Cash                                                  $   108,333        $   179,167
   Accounts Receivable, net of allowance for
   doubtful accounts of $29,363 and $29,000               1,819,966          1,768,501
   Other Receivables                                        302,102              -
   Inventory                                              2,084,691          1,692,209
   Due from Officers                                         98,905             99,844
   Deferred Tax Assets                                       23,383             36,020
   Other Current Assets                                      40,401            165,935
                                                        ------------       ------------
       Total Current Assets                               4,477,871          3,941,676
                                                        ------------       ------------
Property and Equipment, net of accumulated
   Depreciation of $119,823 and $76,606                     116,692             40,389
Goodwill, less accumulated amortization
   Of $  -  and $53,802                                      64,100            125,537
Deposits                                                      7,500              7,500
                                                        ------------       ------------
       Total Assets                                     $ 4,666,073        $ 4,115,102
                                                        ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
   Bank Notes Payable                                   $ 1,720,003        $ 1,736,224
   Accounts Payable                                         839,894          1,056,117
   Accrued Expenses                                          70,033             50,776
   Due to Officer                                               -               45,509
   Income Taxes Payable                                     126,211                -
   Customer Deposits                                        238,700                -
   Other Current Liabilities                                 47,346                -
                                                        ------------       ------------
       Total Current Liabilities                          3,042,487          2,888,626
                                                        ------------       ------------
Stockholders' Equity:
Common stock, $.0002 par value,
    125,000,000 shares authorized, 23,754,081
    and 23,132,089 shares issued and outstanding              4,744              4,626
   Paid-in Capital                                        1,621,494          1,452,530
   Retained Earnings (Deficit)                              131,383           (230,680)
   Less Treasury Stock                                     (134,035)               -
                                                        ------------       ------------
       Total Stockholders' Equity                         1,623,586          1,226,476
                                                        ------------       ------------
       Total Liabilities and Stockholders' Equity       $ 4,666,073        $ 4,115,102
                                                        ============       ============

                                           APO HEALTH, INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED
                                 MARCH 31, 2002 AND 2000 (UNAUDITED)


                                                Three Months                     Six Months
                                                ------------                     ----------
                                             2002            2001            2002            2001
                                        -------------   -------------   -------------   -------------
Revenue                                 $  7,026,039    $  6,248,267    $ 13,516,329    $ 12,272,889
Cost of Revenue                            6,338,801       5,647,119      12,154,439      10,955,405
                                        -------------   -------------   -------------   -------------
Gross Margin                                 687,238         606,148       1,361,890       1,317,484
                                        -------------   -------------   -------------   -------------

Operating Expenses
  Selling Expense                            194,808         186,740         402,120         336,200
  General and Administrative Expenses        469,742         456,415         847,877         884,457
                                        -------------   -------------   -------------   -------------
                                             664,550         643,155       1,249,997         220,657
                                        -------------   -------------   -------------   -------------

Income from Operations                        22,688         (37,007)        111,893          96,827
Interest Expense                              31,988          47,745          62,193          93,047
                                        -------------   -------------   -------------   -------------
Income (loss) before Provision for
Income Taxes                                  (9,300)        (84,752)         49,700           3,780
Provision for Income Taxes                       -              (121)         18,350           1,271
                                        -------------   -------------   -------------   -------------

Net Income Before Discontinued
Operations                                    (9,300)        (84,631)         31,350           2,509
Discontinued Operations
Gain on Sale of Discontinued
Operations Net of Taxes                      314,875             -           314,875             -
Income (loss) from Discontinued
Operations Net of Taxes                       (4,234)         15,510          15,838          24,026
                                        -------------   -------------   -------------   -------------
Discontinued Operations                      310,641          15,510         332,713          24,026
                                        -------------   -------------   -------------   -------------

Net Income                              $    301,341    $    (69,121)   $    362,063    $     26,535
                                        =============   =============   =============   =============
Basic and Diluted Earnings
   Per Common Share:
From Continuing Operations                     $(.00)          $(.00)           $.00            $.00
From Discontinued Operations                     .01             .00             .01             .00
                                        -------------   -------------   -------------   -------------

Total                                          $ .01           $(.00)           $.01            $.00
                                        =============   =============   =============   =============
Weighted Average Common Shares
   Outstanding                            23,754,874      15,150,344      23,579,874      14,758,304
                                        =============   =============   =============   =============

                              APO HEALTH, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOW
                         FOR THE SIX MONTHS ENDED
                     MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                     2002           2001
                                                 -----------     ----------
Cash Flow From Operating Activities:
Net Income                                       $  362,063      $  26,535
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                        11,733         13,394
Deferred Taxes                                       12,637         14,880
Write-off Goodwill Discontinued Operations          125,537            -
Stock Issued for Services                               -           89,400
Changes In:
  Accounts Receivable                               (51,645)       144,690
  Other Receivables                                (302,102)           -

  Inventory                                        (394,482)       324,598
  Other Current Assets                              120,487         23,461
  Accounts Payable                                 (206,747)      (525,257)
  Accrued Expenses                                   19,257       (115,835)
  Income Taxes Payable                              126,211            -
  Customer Deposits Payable                         238,000            -
  Other Current Liabilities                          41,482            -
                                                 -----------    -----------
Cash Flows from Operating Activities                102,431         (7,133)
                                                 -----------    -----------

Cash Flows From Investing Activities:
Investment In Subsidiary                            (25,000)           -
Assets Acquired Net of Cash Investment               (9,100)           -
                                                 -----------    -----------
Net Cash From Investing Activities                  (34,100)           -
                                                 -----------    -----------

Cash Flows from Financing Activities:
Advances from Officers, Net                         (46,448)        (4,232)
Proceeds (Payment) on Bank Notes Payable, Net       (92,717)        56,930
                                                 -----------    -----------
Cash Flows from Financing Activities               (139,165)        52,698
                                                 -----------    -----------
Net Increase (Decrease) in Cash                     (70,834)        45,565
                                                 -----------    -----------

Cash Balances:
Beginning of Period                                 179,167         90,732
                                                 -----------    -----------

End of Period                                    $  108,333     $  136,297
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

The results of operations for the six months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2002.

Note 1 - Summary of Accounting Policies
---------------------------------------

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

On January 2, 2002, the Company acquired 100% of the outstanding stock of Envirotech Air Quality Services, Inc. ("Envirotech") a Florida corporation specializing in indoor air quality testing, sanitation, sterilization and filtration. The purchase price was $25,000 plus the Company will issue 50,000 shares of its restricted common stock to the former shareholders of Envirotech. In addition, the Company will issue 100,000 common stock purchase warrants to the former shareholders of Envirotech exercisable for a period of two years at a purchase price of $.75 per share.The excess of the cost of the acquisition over the net assets acquired gives rise to goodwill of $64,100.

                              APO HEALTH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Inventory

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expenses as incurred.

Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill.

Impairment

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

Earnings Per Share

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

                              APO HEALTH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Estimates and Assumptions

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Note 2 - Supplemental Cash Flow Statement Disclosures
-----------------------------------------------------

                                               2002             2001
                                           ------------     ------------
     Cash Paid During the Year for:
          Interest                         $    62,193      $    93,047
          Income Taxes                             -             65,000

     Common Stock Issued for Consulting
       and Professional Fees                   139,083
     Common Stock Issued in Acquisition
      of Envirotech                             30,000
     Common Shares returned to Treasury        134,050

Note 3 - Discontinued Operations
--------------------------------

On February 1,2002, the Company sold the veterinary division of Universal for $550,000 including the customer lists and catalogs. In addition the Company sold its inventory related to the veterinary business. The Company wrote off the remaining goodwill associated with the veterinary business. The financial statements have been restated to reflect the results from the discontinued operations in prior periods.

Note 4 - Bank Notes Payable
---------------------------

On April 2, 2001, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transaction, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's two majority stockholders. Interest of prime +1% on the own-note borrowings is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable

                              APO HEALTH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Bank Notes Payable (continued)
---------------------------------------

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

Own-note borrowings was $1,500,000 as of March 31, 2002; acceptances totaled $111,316 and there were $72,217 letters of credit outstanding. As of March 31, 2002, the term loan amounted to $37,467. The credit facility matured March 31, 2002 and is in the process of being extended for an additional year with the same terms .

The Company assumed approximately $75,000 in connection with the acquisition of Envirotech

Note 5 - Related Parties
------------------------

Advances due to/from officers are non-interest bearing and due on demand.

Note 6 - Income Taxes
---------------------

Income taxes (benefit) consist of the following:

                                               2002             2001
                                           ------------     ------------
     Continuing Operations                 $    18,350      $     1,271
     Discontinued Operations                   185,345           12,172
                                           ------------     ------------
                                           $   203,695      $    13,443
                                           ============     ============

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:
                                               2002             2001
                                           ------------     ------------
     Computed at the federal
      statutory rate of 34%                $   203,712      $    13,592
     State income tax                           25,399            2,175
     Operating loss carryforward               (25,416)             -
     Other adjustments                             -             (2,324)
                                           ------------     ------------
                                           $   203,695      $    13,443
                                           ============     ============

The components of deferred taxes are as follows:

                                               2002             2001
                                           ------------     ------------
     Deferred tax assets
      Allowance for doubtful accounts      $    10,730      $    11,000
      Depreciation                               8,520            8,500
      Net operating loss carryover               4,133           16,395
      Miscellaneous                                -                125
                                           ------------     ------------
                                           $    23,383      $    36,020
                                           ============     ============

                              APO HEALTH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Common Stock Issuances
-------------------------------

On November 28, 2001, the Company issued 463,610 shares of common stock, par value $.0002, registered on Form S-8, to three consultants and an attorney for the Company. The shares were valued at $.30 per share based on services to be provided by the consultants and attorney.

On January 1,2002 the Company issued 50,000 restricted shares of its common stock in the acquisition of Envirotech.

In March 2002 several agreements with outside consultants were cancelled and 739,000 shares of common stock were returned ,which the Company is holding as Treasury Stock. The Company recorded this transaction at the value of shares originally issued.

Note 8 - Lease
--------------

The Company leases approximately 11,800 square feet in New York on a month-to-month basis with an affiliated company owned by two officers of the Company. The affiliates lease underlying the New York lease expires on December 31, 2004. Lease payments made by the Company approximate lease payments by the affiliated company.

Future minimum lease payments are as follows:

               Year ended September 31,
               ------------------------
                        2002                        $   35,000
                        2003                            72,450
                        2004                            74,900
                        2005                            17,500
                                                    -----------
                            Total                   $  199,850
                                                    ===========

Note 9 - Commitments and Contingencies
--------------------------------------

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

                              APO HEALTH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Litigation (continued)

However, on October 24, 2001, the Company was named as a defendant in Merchant's & Business Men's Mutual Insurance Company vs. APO Health, Inc. Merchant's & Business Men's Mutual Insurance Company issued a Commercial Blanket Excess Liability insurance policy to the Company for one year commencing February 27, 2000 up through February 27, 2001. Merchant's & Business Men's Mutual Insurance Company alleges in its complaint that policy coverage with the Company does not extend to the allegations set forth in the aforementioned Kenro suit. The Company, however, disagrees and contends that the policy issued by Merchant's & Business Men's Mutual Insurance Company obligates them to cover any damages that the Company may incur, as a result of an unfavorable verdict in the Kenro suit

Employment Agreement

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

Note 9 - Concentration of Credit Risk
-------------------------------------

The Company maintains bank accounts at several banks. As of March 31, 2002, the Company had $172,400 on deposit, in excess of the $100,000 limitation per account insured under federal law.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the three and six months ended March 31, 2001 have been restated to reflect the sale of the veterinary division of Universal.

Revenue for the six months ended March 31, 2002 increased by $1,243440 or 10.1% over the six months ended March 31, 2001. The increase was due to an increase in the sales to wholesalers and distributors while retail sales were flat. As a result, the gross profit margin declined from 10.7% to 10.0%. For the three months ended March 31, 2002,revenue increased by $777,772 or 12.4% over the three months ended March 31,2001.The gross profit margin for the three months ended March 31, 2002 was 9.8% compared to 9.7% for the three months ended March 31, 2001.

Operating expenses including selling and general and administrative expenses for the six months ended March 31, 2002 were $1,249,997, an increase of $29,340 or 2.4% over the six months ended March 31, 2001. Selling expenses during the six month period increased by approximately $66,000 or 19.6%. Shipping expense increased by $32,000 and advertising increased by $23,000 accounting for the majority of the increase in selling expenses. General and Administrative expenses decreased by approximately $37,000 in the six months ended March 31, 2002 from the corresponding period in 2001. In 2001,bonuses to officers were $86,400 to the reflect the value of stock issued to them. In 2002 there was a bonus of $19,500, the net effect of these bonuses being a decrease of approximately $67,000 in 2002. Included in general and administrative expenses were consulting fees that were being written off over the term of the contracts. For the six months ended the Company recorded an expense of $36,000.The net effect of these two changes was a decrease in general and administrative expenses of $31,000.

Interest expense for the six months ended March 31, 2002 was $62,193, a decrease of $30,854 compared to the six months ended March 31, 2001. The Company paid down a $500,000 term loan during the year ended March 31, 2002 and the interest rate on the line of credit decreased as the prime rate decreased over the last twelve months.

On February 1, 2002, the Company sold the veterinary division of Universal resulting in an after tax gain of $314,875 after giving effect to a write-off of goodwill of $125,537.

Financial Condition
-------------------

As of March 31, 2002, the Company had current working capital of $1,467,384. In addition, the Company has available approximately $275,000 in unused credit facilities, including bankers acceptances and letters of credit. The Company has issued a total of 3,703,634 common stock purchase warrants exercisable at prices ranging from $.25 to $2.00 per share and 250,000 common stock purchase warrants to Dr. Jan Stahl exercisable at $.25 per share. If these warrants are exercised, the net proceeds to the Company would be in excess of $4,500,000. These proceeds could be used for acquisitions and or major capital expansion. At the current time, the Company has no immediate plans for a material acquisition or major capital expenditures and, therefore, has sufficient working capital for its current operations.

                      PART  II  -  OTHER  INFORMATION

                             APO  HEALTH,  INC.


ITEM 1  -  LEGAL  PROCEEDINGS
-----------------------------

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

                             APO  HEALTH,  INC.



Date:  May  14, 2002              By:   /s/  Dr. Jan Stahl
                                        -----------------------
                                                Dr. Jan Stahl, Chairman
                                                Chief Executive Officer
                                                 and Secretary
                                                (Principal Executive Officer)



Date:  May  14, 2002              By:   /s/  Peter Steil
                                        -----------------------
                                                Peter Steil, President
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May  14, 2002              By:   /s/  Dr. Jan Stahl
                                        -----------------------
                                                Dr. Jan Stahl, Director



Date:  May  14, 2002              By:   /s/  Peter Steil
                                        -----------------------
                                                Peter Steil, Director



Date:  May  14, 2002              By:   /s/  Kenneth Leventhal
                                        -----------------------
                                                Kenneth Leventhal, Director