Form 10-Q
period 2002-06-30
APO HEALTH INC /NV/
filed 2002-08-14
CIK 1076607

                  U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-Q


   [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended June 30, 2002

                                     OR

       [   ]  TRANSITION  REPORT  UNDER  SECTION  13  OF 15(d) OF  THE
                           EXCHANGE  ACT  OF  1934

          From the transition period from __________  to ___________

                     Commission file number     00030074



                               APO  HEALTH,  INC.
                               ------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   NEVADA                             86-0871787
                   ------                             ----------
      (State or other jurisdiction of               (IRS Employer
       incorporation or organization)           Identification Number)


             3590 OCEANSIDE ROAD,  OCEANSIDE,  NEW  YORK   11575
             ---------------------------------------------------
                  (Address of principal executive offices)


                               (800)  365-2839
                               ---------------
                         (Issuer's Telephone Number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes __X__          No_____.



As of August 10, 2002, 23,754,081 shares of Common Stock of the issuer were issued.

                              APO  HEALTH,  INC.
                                 FORM  10-Q
                       QUARTER  ENDED  JUNE  30,  2002


                             TABLE  OF  CONTENTS
                             -------------------

                                                                  PAGE
PART  I -  FINANCIAL INFORMATION

ITEM  1   Financial Statements.

          Consolidated Balance Sheet as of
          June 30,2002 and September 30, 2001.                       3

          Consolidated Statement of Income for the three and nine
          months ended June 30, 2002 and 2001.                       4

          Consolidated Statement of Cash Flows for the three and
          nine months ended June 30 2002 and 2001.                   5

          Notes to Consolidated Financial Statements.              6 - 11

ITEM  2   Management's Discussion and Analysis
          Or Plan of Operations.                                    12

PART  II - OTHER INFORMATION

ITEM  1    Legal Proceedings.                                       13

ITEM  2    Changes in Securities and Use of Proceeds.               13

ITEM  3    Default upon Senior Securities.                          13

ITEM  4    Submission of Matters to a Vote of Security Holders.     13

ITEM  5    Other Information.                                       13

ITEM  6    Exhibits and Reports on Form 8-K.                        13

SIGNATURES                                                          14

                      PART  I  -  FINANCIAL  INFORMATION
                               APO  HEALTH,  INC.
                         CONSOLIDATED  BALANCE  SHEET

                                                     June  30, 2002    September 30, 2001
                                                   ------------------  ------------------
                                                       (Unaudited)
                                    ASSETS
                                    ------

CURRENT ASSETS:
   Cash                                                 $     544,524       $     179,167
   Accounts Receivable, net of allowance for
   doubtful accounts of $29,000 and $29,000                 2,154,403           1,768,501
   Other Receivables                                          250,000                   -
   Inventory                                                2,532,929           1,692,209
   Due from Officers                                           98,905              99,844
   Deferred Tax Assets                                         20,902              36,020
   Other Current Assets                                        48,335             165,935
                                                   ------------------  ------------------
     Total Current Assets                                   5,649,998           3,941,676
                                                   ------------------  ------------------
Property and Equipment, net of accumulated
   Depreciation of $128,832 and $76,606                       107,683              40,389
Goodwill, less accumulated amortization
   of $    -     and $53,802                                   72,891             125,537
Deposits                                                        7,500               7,500
                                                   ------------------  ------------------
     Total Assets                                       $   5,838,072       $   4,115,102
                                                   ------------------  ------------------

                   LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                   ---------------------------------------
CURRENT LIABILITIES:
   Bank Notes Payable                                   $   1,760,000       $   1,736,224
   Accounts Payable                                         1,441,550           1,056,117
   Accrued Expenses                                            50,166              50,776
   Due to Officer                                                   -              45,509
   Income Taxes Payable                                        97,750                   -
   Customer Deposits                                          780,227                   -
   Other Current Liabilities                                  115,814                   -
                                                   ------------------  ------------------
     Total Current Liabilities                              4,245,507           2,888,626
                                                   ------------------  ------------------
STOCKHOLDERS' EQUITY:
Common stock, $.0002 par value,
   125,000,000 shares authorized, 23,754,081
   and 23,132,089 shares issued and outstanding                 4,744               4,626
  Paid-in Capital                                           1,621,494           1,452,530
  Retained Earnings (Deficit)                                 100,362            (230,680)
  Less Treasury Stock                                        (134,035)                  -
                                                   ------------------  ------------------
       Total Stockholders' Equity                             592,565           1,226,476
                                                   ------------------  ------------------

       Total Liabilities and Stockholders' Equity       $   5,838,072       $   4,115,102
                                                   ------------------  ------------------


                              APO  HEALTH,  INC.
                   CONSOLIDATED  STATEMENT  OF  OPERATIONS
                  FOR  THE  THREE  AND  NINE  MONTHS  ENDED
                    JUNE  30,  2002  AND  2000  (UNAUDITED)

                                             THREE MONTHS                          NINE MONTHS
                                           ----------------                      ---------------

                                        2002               2001               2002               2001
                                     -----------        -----------        -----------        -----------
Revenue                              $ 8,502,902        $ 6,311,250        $22,019,231        $18,501,492
Cost of Revenue                        7,906,604          5,308,241         20,061,043         16,263,597
                                     -----------        -----------        -----------        -----------
Gross Margin                             596,298          1,003,009          1,958,188          2,237,895
                                     -----------        -----------        -----------        -----------

Operating Expenses
   Selling Expense                       197,303            165,057            599,423            501,258
   General and Administrative Expenses   419,560            725,247          1,267,437          1,526,839
                                     -----------        -----------        -----------        -----------
                                         616,863            890,304          1,866,860          2,028,097
                                     -----------        -----------        -----------        -----------

Income from Operations                   (20,565)           112,705             91,328            209,798
Interest Expense                          33,933             35,971             96,126            129,018
                                     -----------        -----------        -----------        -----------
Income (loss) before Provision for
Income Taxes                             (54,498)            76,734             (4,798)            80,780
Provision for (Recovery of)
Income Taxes                             (21,035)            58,607             (2,685)            42,117
                                     -----------        -----------        -----------        -----------
Net Income Before Discontinued
Operations                               (33,463)            18,127             (2,113)            38,663
Discontinued Operations
Gain on Sale of Discontinued
Operations Net of Taxes                    2,812                  -            317,687                  -
Income (loss) from Discontinued
Operations Net of Taxes                     (370)             2,098             15,468             24,766
                                     -----------        -----------        -----------        -----------
Discontinued Operations                    2,442              2,098            333,155             24,766
                                     -----------        -----------        -----------        -----------

Net Income                           $   (31,021)       $    20,225        $   331,042        $    63,429
                                     -----------        -----------        -----------        -----------
Basic and Diluted Earnings
   Per Common Share:
From Continuing Operations           $      (.00)       $       .00        $       .00        $       .00
From Discontinued Operations                (.00)               .00                .01                .00
                                     -----------        -----------        -----------        -----------
Total                                $      (.00)       $       .00        $       .01        $       .00
                                     -----------        -----------        -----------        -----------
Weighted Average Common Shares
   Outstanding                        23,754,874         17,069,033         23,637,943         15,462,292
                                     -----------        -----------        -----------        -----------

                              APO  HEALTH,  INC.
                   CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                         FOR  THE  NINE MONTHS  ENDED
                    JUNE  30,  2002  AND  2001  (UNAUDITED)


                                                 2002            2001
                                              -----------     -----------


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                    $   331,042     $    63,429
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                      20,742          19,844
Deferred Taxes                                     15,118           1,814
Write-off Goodwill Discontinued Operations        125,537               -
Stock Issued for Services                           5,047         135,211
Changes In:
  Accounts Receivable                            (376,436)         59,756
  Other Receivables                              (250,000)              -
  Inventory                                      (840,720)         (3,767)
  Other Current Assets                            117,600         (21,867)
  Accounts Payable                                373,544        (406,841)
  Accrued Expenses                                 (5,759)       (119,322)
  Income Taxes Payable                             97,750          64,769
  Customer Deposits Payable                       780,227               -
  Other Current Liabilities                        17,096               -
                                              -----------     -----------

Cash Flows from Operating Activities              410,788        (206,974)
                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment In Subsidiary                          (25,000)              -
Assets Acquired Net of Cash Investment            (17,891)              -
Net  Cash From Investing Activities               (42,891)              -
                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Officers, Net                       (44,570)        (27,739)
Proceeds from sale of Common Stock Net of
Offering Costs of $20,000                               -         280,000
Proceeds (Payment) on Bank Notes Payable, Net      42,030         (31,512)
                                              -----------     -----------
Cash Flows from Financing Activities               (2,540)        220,749
                                              -----------     -----------
Net Increase (Decrease) in Cash                   365,357          13,775
                                              -----------     -----------

CASH BALANCES:
Beginning of Period                               179,167          90,732
                                              -----------     -----------
End of Period                                 $   544,524     $   104,507
                                              -----------     -----------

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

The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2002.

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

On January 2, 2002, the Company acquired 100% of the outstanding stock of Envirotech Air Quality Services, Inc. ("Envirotech") a Florida corporation specializing in indoor air quality testing, sanitation, sterilization and filtration. The purchase price was $25,000 plus the Company will issue 50,000 shares of its restricted common stock to the former shareholders of Envirotech. In addition, the Company will issue 100,000 common stock purchase warrants to the former shareholders of Envirotech exercisable for a period of two years at a purchase price of $.75 per share.The excess of the cost of the acquisition over the net assets acquired gives rise to goodwill of $72,891.

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

IMPAIRMENT
The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets, by reviewing such assets for the impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

NOTE  2  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
--------------------------------------------------------

                                               2002            2001
                                            ---------       ---------
     Cash Paid During the Year for:
          Interest                          $  96,126       $ 129,018
          Income Taxes                              -          65,000

     Common Stock Issued for Consulting
       and Professional Fees                  139,083
     Common Stock Issued in Acquisition
      of Envirotech                            30,000
     Common Shares returned to Treasury       134,050

NOTE  3  -  DISCONTINUED OPERATIONS
-----------------------------------

On February 1,2002, the Company sold the veterinary division of Universal for $550,000 including the customer lists and catalogs. In addition the Company sold its inventory related to the veterinary business. The Company wrote off the remaining goodwill associated with the veterinary business. The financial statements have been restated to reflect the results from the discontinued operations in prior periods.(See Note 6).

NOTE  4  -  BANK NOTES PAYABLE
------------------------------

On April 2, 2001, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transaction, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's two majority stockholders. Interest of prime +1% on the own-note borrowings is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable.

                              APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 4-BANK NOTES PAYABLE (CONTINUED)
-------------------------------------

on demand, or upon maturity, which is up to 180 days after the initiation of a bankers acceptance or March 31, 2001, for own-note borrowings, whichever is earlier.

Own-note borrowings was $1,500,000 as of June 30, 2002; acceptances totaled $260,000.. ,. The credit facility has been extended through March 31, 2003


NOTE  5  -  RELATED PARTIES
---------------------------

Advances due to/from officers are non-interest bearing and due on demand.


NOTE  6  -  INCOME TAXES
------------------------

Income taxes (benefit) consist of the following:
                                            2002              2001
                                         ----------        ----------
     Continuing Operations               $   (2,685)       $   42,117
     Discontinued Operations                182,901            26,980
                                         $  180,216        $   69,097

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                            2002              2001
                                         ----------        ----------
     Computed at the federal
        statutory rate of 34%            $  173,828        $   45,058
     State income tax                        46,013            10,602
     Operating loss carryforward            (46,112)                -
     Other adjustments                        6,487.           13,437
                                         ----------        ----------
                                         $  180,216        $   69,097
                                         ----------        ----------
The components of deferred taxes are as follows:

                                            2002              2001
                                         ----------        ----------
     Deferred tax assets
        Allowance for doubtful accounts  $   10,730        $   11,000
        Depreciation                         10,172             8,500
        Net operating loss carryover              -            16,395
        Miscellaneous                             -.              125
                                         ----------        ----------
                                         $   20,902        $   36,020
                                         ----------        ----------

                              APO  HEALTH,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  7  -  COMMON STOCK ISSUANCES
----------------------------------

On November 28, 2001, the Company issued 463,610 shares of common stock, par value $.0002, registered on Form S-8, to three consultants and an attorney for the Company. The shares were valued at $.30 per share based on services to be provided by the consultants and attorney.

On January1,2002 the Company issued 50,000 restricted shares of its common stock in the acquisition of Envirotech.

In March 2002 several agreements with outside consultants were cancelled and 739,000 shares of common stock were returned ,which the Company is holding as Treasury Stock. The Company recorded this transaction at the value of shares originally issued.

NOTE  8  -  LEASE
-----------------

The Company leases approximately 11,800 square feet in New York on a month-to-month basis with an affiliated company owned by two officers of the Company. The affiliates lease underlying the New York lease expires on December 31, 2004. Lease payments made by the Company approximate lease payments by the affiliated company.

Future minimum lease payments are as follows:

     Year ended September 31,
     ------------------------
               2002                     $     8,750
               2003                          72,450
               2004                          74,900
               2005                          17,500
                                        -----------
                    Total               $   173,500
                                        -----------


NOTE  9  -  COMMITMENTS AND CONTINGENCIES
-----------------------------------------

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
----------------------------------------

The Company maintains bank accounts at several banks. As of March 31, 2002, the Company had $344,524on deposit, in excess of the $100,000 limitation per account insured under federal law.

ITEM  2   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION
-------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------
The results of operations for the three and six months ended March 31, 2001 have been restated to reflect the sale of the veterinary division of Universal.
Revenue for the nine months ended June 30, 2002 increased by $3,517,739 or 19.1% over the nine months ended June 30, 2001. The increase was due to an increase in the sales to wholesalers and distributors while retail sales were flat. As a result, the gross profit margin declined from 12.1% to 8.9%. For the three months ended June 30, 2002, revenue increased by $2,191,652 or 33.5% over the three months ended June 30,2001.The gross profit margin for the three months ended, June 30,2002 was 7.0% compared to 15.9% for the three monthsended June 30, 2001. Several factors contributed to the decline in the gross profit margin in 2002 compared to 2001. The Company purchases goods from sales in Europe and the dollar declined approximately 12% in 2002 causing the cost of goods purchased to become more expensive in dollars .Due to the competitive nature of the market the Company was unable to pass along the increased cost of these products. The Company sold the veterinary division which had higher gross profit margins than the wholesale business, but is using the proceeds from the sale to expand its retail and institutional medical division which should generate gross profits that will replace those of the veterinary division. The Company expects the medical division revenues to exceed those of the veterinary division that was sold.
Operating expenses including selling and general and administrative expenses for the nine months ended June 30, 2002 were $1,866,860 a decrease of $161,237 or 7.9% compared to the nine months ended June 30, 2001. Selling expenses during the nine month period increased by approximately $98,000 or 19.6%. Shipping expense increased by $30,000 , advertising increased by $34,000 and commission increased by approximately $16,000 accounting for the majority ofthe increase in selling expenses. General and Administrative expenses decreased by approximately $259,000 in the nine months ended June 30, 2002 from the corresponding period in 2001. In 2001,bonuses to officers were $86,400 to the reflect the value of stock issued to them. In 2002 there was a bonus of $19,500, the net effect of these bonuses being a decrease of approximately $67,000 in 2002. Other factors that contributed to the decrease in general and administrative expense in 2002 were reductions in salaries and other compensation of approximately $77,000, a reduction in office expenses of $12,000, and a decrease in professional fees including accounting, consulting , and legal fees of approximately $118,000.Accounting and legal fees would have declined by an additional $35,000 which were the costs associated with the Company's defense in its lawsuit and costs associated with by the Company trying to increase its borrowing facilities. In 2001, the Company acquired a public company and included in general and administrative were the cost associated with becoming a reporting company and filing all necessary forms with the Securities and Exchange Commission.

Interest expense for the nine months ended June 30, 2002 was $96,126, a decrease of $32,892 compared to the nine months ended June 30, 2001. The Company paid down a $500,000 term loan during the year ended March 31, 2002 and the interest rate on the line of credit decreased as the prime rate decreased over the last twelve months.
On February 1, 2002,the Company sold the veterinary division of Universal resulting in an after tax gain of $317,687 net of income taxes after giving effect to a write-off of goodwill of $125,537.

FINANCIAL CONDITION
-------------------
As of June 30, 2002, the Company had current working capital of $1,404,501. In addition, the Company has available approximately $240,000 in unused credit facilities, including bankers acceptances and letters of credit. The Company has issued a total of 3,703,634 common stock purchase warrants exercisable at prices ranging from $.25 to $2.00 per share and 250,000 common stock purchase warrants to Dr. Jan Stahl exercisable at $.25 per share. If these warrants are exercised, the net proceeds to the Company would be in excess of $4,500,000. These proceeds could be used for acquisitions and or major capital expansion. At the current time, the Company has no immediate plans for a material acquisition or major capital expenditures and, therefore, has sufficient working capital for its current operations.

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

                              APO  HEALTH,  INC.



Date:     August  14, 2002              By:  /s/  Dr. Jan Stahl
                                             ------------------
                                        Dr. Jan Stahl, Chairman
                                        Chief Executive Officer
                                           And Secretary
                                        (Principal Executive Officer)



Date:     August  14, 2002              By:  /s/  Peter Steil
                                             ----------------
                                        Peter Steil, President
                                          and Treasurer
                                        (Principal Financial and
                                          Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     August  14, 2002              By:  /s/  Dr. Jan Stahl
                                             ------------------
                                             Dr. Jan Stahl, Director



Date:     August  14, 2002              By:  /s/  Peter Steil
                                             ----------------
                                             Peter Steil, Director



Date:     August  14, 2002              By:  /s/  Kenneth Leventhal
                                             ----------------------
                                             Kenneth Leventhal, Director