Form 10-K
period 2002-09-30
APO HEALTH INC /NV/
filed 2003-01-03
CIK 1076607

                            WASHINGTON,  D.C.  20549

                                   FORM  10-K

               [ X ] ANNUAL SECURITIES  AND  EXCHANGE  COMMISSION
              REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

                 For the fiscal year ended  September 30,  2002

    [    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

               For the transition period from_________ to________

                        Commission file number  00030074
                                                --------

                                APO HEALTH, INC.
                                ----------------
             (EXACT NAME OF  REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                        86-0871787
          --------------                              --------------------
(STATE  OR  OTHER  JURISDICTION  OF                       (IRS EMPLOYER
     INCORPORATION  OR  ORGANIZATION)                 IDENTIFICATION NUMBER)

 3590  OCEANSIDE  RD.  OCEANSIDE,  NEW  YORK                 11575
 -------------------------------------------                -------
  (Address  of  principal executive offices)                         Zip Code

                                 (800) 365-2839
                                 --------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                        None.

Securities registered pursuant to Section 12(g) of the Act (1):

                Common  Stock,   Par  Value  $ .0002  Per  Share
                ------------------------------------------------
                               (Title  of  Class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X        No.
                                              ---           -----

      Indicate  by check mark, if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K    .
          ----

                    (1) Registration is being filed herewith.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 3, 2002, amounted to $ 601,020.

The number of shares outstanding of each of the registrant's classes of common stock as of December 3,2002 was 24,554,227 shares.

                       DOCUMENTS  INCLUDED  BY  REFERENCE:
          Registration on Form S-2 filed on January 15, 2002 Report on 10Q filed on February 14, 2002
          Report  on  Form  8-K/A  filed  February  14,  2002
          Report  on  Form  8-K/A  filed  February  27,  2002
          Report  on  10Q  filed  on  May  16,  2002
          Report  on  10Q  filed  on  August  14,  2002



         (The Remainder of This Page Has Been Left Intentionally Blank.)

                               APO  HEALTH,  INC.
                               ------------------


                                   FORM  10-K
                    FISCAL  YEAR  ENDED  SEPTEMBER  30,  2002


                               TABLE  OF  CONTENTS
                               -------------------


                                                                          PAGE
                                                                          ----


PART  I    Item  1      Business                                         4 - 6

           Item  2      Properties                                           6

           Item  3      Legal  Proceedings                                6 -7

           Item  4      Submission  of  Matters  to  a  Vote
                        of  Security  Holders                                7


PART  II   Item  5      Market  for  Registrant's  Common  Equity
                        and  Related Stockholder Matters                     8

           Item  6      Selected  Financial  Data                            9

           Item  7      Management's  Discussion  and  Analysis  of
                        Financial  Condition  and  Results of Operations  9-11

           Item  8      Financial  Statements  and  Supplementary  Data     11

           Item  9      Changes  in  and  Disagreements  with  Accountants
                        On Accounting and Financial Disclosure              11


PART  III  Item  10     Directors and Executive Officers of the Registrant  12

           Item 11      Executive Compensation                              13

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

HISTORY

Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, InternetFinancialCorp.com, Inc. ("IFAN"), a Nevada corporation, acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., which represent approximately 91%. Whereupon, IFAN an inactive company became the sole owner and operator of the business and properties of APO Health, Inc., (collectively the "Company")


BUSINESS  OF  THE  COMPANY
The present operations of the Company through its subsidiaries, APO Health Inc., a New York corporation and Universal Medical Distributors Inc. is a distributor, supplier of disposable medical dental, veterinary supplies,health and beauty aids and pharmaceuticals. These products include medical and dental disposable items such as syringes ,gauze ,gowns ,facemasks and instruments.


Management has elected to maintain its low margin wholesale business and at the same time increase its market share in the school and retail medical and dental areas in .To attain that goal, APO has introduced its first institutional retail catalogue and in January ,2003 the Company will introduce its first physician Medical catalogue. The current distribution of revenue is 80% from wholesale accounts and 20% from retail accounts. The goal of the Company with the introduction of the two new catalogues is to increase the higher gross profit retail division to 40% of revenue.


PRODUCTS  AND  SERVICES
Currently, APO distributes approximately 10,000 different products New products are constantly being added as the customers needs increase. APO obtains its products from vendors throughout the world and does not manufacture any products except for its emergency dental kits. Although the Company does not have any contractual arrangements with suppliers, the Company believes that there are adequate alternative suppliers for any product, which it sells.


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


EMPLOYEES
The Company, including its two subsidiaries, APO Health and Universal, employ a total of 13 persons; 3 executive personnel; 4 sales persons; 4 clerical and administrative personnel; and 2warehouse employees.



ITEM  2     PROPERTIES
As of September 30, 1999, the Company's offices were located at 3390 Oceanside Road, Oceanside, New York. The premises contain approximately 12,000 square feet under a five-year lease (the "Lease") which expires in December 31, 2004 (the "Lease Term"). These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Inc., a New York corporation ("PJS") owned by Dr. Stahl and Mr. Steil, which was originally formed by them for the express purpose of entering into this Lease agreement. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl and Mr. Steil whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease is approximately $72,400 per year with increases for real estate taxes over the base period. Neither PJS nor Dr. Stahl nor Mr. Steil derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1,2002 the Company has subleased approximately 2000 square feet of the warehouse space at approximately $18,000 per year.


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

On July1, 2002,the Court granted the intervention motion of the Kenro plaintiffs, and, as a matter of law, denied Merchants' motion for summary judgement and granted the Company's cross-motion for summary judgement, and finding that the claims asserted against the Company in the Kenro lawsuit fell within the terms of the Merchants' policies. As a result, the Court ordered that Merchants has a duty to defend and indemnify the Company in the Kenro lawsuit. Additionally, the Court found alternatively, that the disclaimer of coverage by Merchants was untimely, so that Merchants would not be allowed to rely upon or raise any coverage defenses. The Court also found that the Company is entitled to be reimbursed for the legal fees that it incurred, and ordered that a hearing be conducted to determine the amount that Merchant owed.


Merchants subsequently filed a motion for reargument of its unsuccessful summary judgement motion, and papers in opposition have been submitted by the Company and the Kenro plaintiffs to the Court. The Company and the Kenro plaintiffs have argued that the Court should adhere to its original decision for a variety of reasons. Merchants has also filed an appeal to the Appellate Division from the Court's July 1,2002 Order, and in the event the Court adheres to its decision, it is expected that Merchants will again notice an appeal, and move to have the two appeals consolidated.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

                                    PART  II
                                    --------



ITEM  5     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
            RELATED  STOCKHOLDER  MATTERS

APO common stock currently trades on NASDAQ's OTC Electronic "Bulletin Board" and is currently traded under the symbol "APOA" .The high and low prices of the common stock for the quarterly periods for the two years ending September 30,2001 are as follows.(Prior to the reorganization on June 13,2001 the prices reflect those of Internet Financial Corp. Com, Inc. trading under the symbol "IFAN".)



                                  Common
                                  ------
  Quarter  Ended                High   Low
  --------------                ----  ----
  December 31, 2000             6.25  1.90
  March 31, 2001                3.00  1.80
  June 30, 2001                 3.50  2.62
  September 30, 2001            3.00  0.72

  December 31, 2001             1.01  0.45
  March 31, 2002                0.70  0.09
  June 30, 2002                 0.50  0.09
  September 30, 2002            0.15  0.05


(a) Holders    The  number  of  holders  of  record of the Company's common stock  as  of  September  30,  2002  was  approximately 383.

(b) Dividends
               The Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.

ITEM  6     SELECTED  FINANCIAL  DATA
The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 2002.Periods prior to 2002 have been restated to give effect for discontinued operations.

Statement  of  Operations  Data:


                                                            Fiscal  Year  Ended  September  30,
                                          ------------------------------------------------------------------
                                              2002          2001          2000         1999         1998
                                          ------------  ------------  ------------  -----------  -----------
Revenue                                   $31,998,836   $24,143,949   $28,882,347   $30,747,128  $31,720,600
Gross Profit                                2,198,162     2,524,717     2,763,830     2,579,870    2,922,257
Selling, General and
 Administrative Expenses                    2,515,907     2,303,284     2,648,967     2,432,167    2,534,022
Net Income (loss)
From continuing
operations                                   (247,521)     (157,899)    ( 199,257)        5,104      255,152
Discontinued operations                       291,498        35,839        16,932       266,120       92,071
Extraordinary item                                  -             -             -             -            -
Net Income (Loss)                              43,977      (122,060)     (240,900)      271,224      347,223
Earnings per common
From continuing operations                $      (.01)  $      (.01)  $      (.02)  $       .00  $       .05
Discontinued operations                   $       .01   $       .00   $       .00   $       .05  $       .01
Extraordinary item                        $       .00   $       .00   $      (.00)  $       .00  $       .00
Earnings per
 Common Share                             $       .00   $      (.01)  $      (.02)  $       .05  $       .06
Weighted Average
 Shares Outstanding                        23,864,383    21,532,814    13,217,660     5,261,432    5,513,882

Balance  Sheet  Data:
                                                            As  of  September  30,
                                          ------------------------------------------------------------------
                                              2002          2001          2000         1999         1998
                                          ------------  ------------  ------------  -----------  -----------
Total  Assets                             $4,774,786    $4,115,102    $4,423,752    $4,259,980    $4,203,089
Total  Liabilities                         3,334,602     2,888,626     3,546,184     3,609,204     3,823,357
Stockholders' Equity                       1,440,184     1,226,476       877,568       650,776       379,732






ITEM  7     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                   CONDITION  AND  RESULTS  OF  OPERATIONS

The results of operations for the fiscal years ended September 30, 2002, 2001 and 2000 have been adjusted to reflect the disposition of the veterinary division in February 2002 which are reported as discontinued operations.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON  OF  FISCAL  2002  AND  2001
---------------------------------------

Net sales for fiscal 2002 were $31,998,836 compared to $24,143,949 in fiscal 2001, an increase of $7,854,887 or 32.5%. The increase was entirely attributable to the Company's wholesale business. Retail dental sales declined by approximately 25% while the retail medical sales had minimal growth.

Gross margins for fiscal 2002 were $2,198,162 compared to $2,524,717 in fiscal 2001, a decrease of $326,555 or 12.9%.Gross margins were 6.87 % of net sales in 2002 compared to 10.46% in 2001. The decline in gross margins can be attributable to two factors. The first factor is that the margin in the wholesale division is substantially lower than that of the retail division and even though sales increased by 32.5% the margin on those increased sale was between 4% and 5% including one product with sales of approximately $4,000,000 that generated a gross profit of 1.5%. Retail dental sales decreased during 2002 due to more competition in the field and this competition forced the Company to lower prices, which reduced the gross profit margin on those sales by approximately 3%.

Operating expenses which includes both selling expenses and general and administrative expenses for fiscal 2002 were $2,515,907 compared to $2,303,284 in fiscal 2001,an increase of $212,623 or 9.23%. Selling expenses for fiscal 2002 were $842,212 compared to $744,652 in fiscal 2001,an increase of $97,560 or 13.10%. Advertising costs including the cost of catalogues and mailing accounted for approximately $73,000 of the increases while shipping cost increased by an additional $32,000. Other selling expenses including commissions and travel showed small decreases .

General and administrative costs in fiscal 2002 were $1,673,695 compared to $1,558,632 in fiscal 2001, an increase of $115,063 or 7.38%. Officers compensation in fiscal 2002 increased to $489,446 from $425,600 in fiscal 2001, an increase of $63,846 which includes an incentive based bonus of $110,000 compared to a stock bonus of $86,100 in fiscal 2001.In fiscal 2001, the Company recorded a reversal of a fiscal 2000 profit sharing contribution which reduced fiscal 2001 general and administrative expenses by $50,000. There was no entry for profit sharing in fiscal 2002. In fiscal 2002, the Company incurred consulting expenses of $81,642 compared to $9,236 for fiscal 2001, an increase of $72,406. The majority of the consulting expenses incurred by the Company in 2002 was for reviewing possible acquisition and financing the proposed acquisitions, none of which were consummated. For fiscal 2003, the Company has determined that it will not actively seek acquisitions and that expenses incurred in 2002 for consulting will be non-recurring. Professional fees, primarily legal expenses in fiscal 2002 were $142,405 compared to $46,777 in fiscal 2001, an increase of $95,628. The increase was attributed to the Company's defense of a class action lawsuit instituted in the State of Indiana. The Company's insurance carrier is now defending the Company against the lawsuit , therefore the Company does not expect incur fees it incurred in fiscal 2002.

Interest expense for the fiscal year was $94,780 compared to $153,698 for fiscal 2001. The decrease in interest expense of $58,908 resulted from a $386,224 decrease in principal outstanding during the year and declines in the prime rate.

In February 2002, the Company sold the veterinary division of Universal Medical Distributors for $750,000. Cost and expenses related to the sale including inventory and goodwill previously acquired. The Company recorded a gain on the disposal of this division of $281,201 net of related income taxes.


COMPARISON  OF  FISCAL  2001  AND  2000
---------------------------------------
Net sales for fiscal 2001 were $24.14 million compared with $28.88 million in fiscal 2000, a decrease of 16.4%. The decrease in sales was primarily a result of decreases in the wholesale business. Retail dental, medical and veterinary sales increased by approximately 15%, while sales to wholesalers decreased by approximately 21%.

Gross margin for fiscal 2001 was $2.52 million compared with $2.76 million in fiscal 2000, but as a percentage of sales the gross margin increased to 10.47% in fiscal 2001 compared to 9.56% in fiscal 2000. The increase in gross margin reflects a greater percentage of retail sales, which has a higher gross profit margin then wholesale.

Operating expenses include selling expenses and general and administrative expenses. Selling expenses for fiscal 2001 were $744,652 compared to $757,710 in fiscal 2000, a decrease of 1.7%. The Company reduced advertising costs by $42,594 in fiscal 2001 from fiscal 2000, a decrease of 17.8%, but this was offset by an increase of $25,200 in shipping expense in fiscal 2001 from fiscal 2000, an increase of 11.6%. The increase in shipping expense was due to surcharges by carriers for increased fuel costs.

General and administrative cost in fiscal 2001 were $1,558,632 compared with $1,891,257 in fiscal 2000, a decrease of 17.6%. Officers compensation in fiscal 2001 was $425,600 compared to $592,900 in fiscal 2000, a decrease of 28.2%. In fiscal 2000 officers' compensation included stock bonus of approximately $305,000 compared to stock bonuses in fiscal 2001 of $86,100. In fiscal 2000, the Company recorded a contribution to the profit sharing plan of $50,000. In fiscal 2001, the company determined that the 2000 contribution would not be made and recognized a $50,000 reduction in general and administrative expenses. As a result of the reduction in revenue, other office expenses including mailing, printing and stationary, and telephone decreased by approximately $66,500 in fiscal 2001 from fiscal 2000.

Other expenses in fiscal 2001 include $340,225 of business acquisition costs including professional and consulting fees to acquire an inactive public company. In fiscal 2000, the company spun off its holding company incurring professional and consulting fees of $137,135.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of September 30, 2002 the Company has net current working capital of $1,342,622 an increase of $313,992 from September 30, 2001. The Company generated cash flows from operations of $450,623,primarily by having wholesale customer provide advances on purchase orders which was used to acquire the specific inventory for these orders. At September 30,2002 the Company had a $2,000,000 credit facility of which $650,000 was unused . Subsequent to the year end, the Company entered into a new financing agreement with Rosenthal &
Rosenthal,  Inc,  increasing  the  credit  facility by $1,000,000 to $3,000,000.

For fiscal 2003, the Company has reduced its budget for both selling and general and administrative expenses by approximately $255,000 eliminating unnecessary expenses and revising some of the operations. In addition the Company expects that consulting and other professional fees will be reduced by approximately $150,000 which it estimated were non-recurring items. The above reductions would provide the Company with income from operations based on the current sales volume.

Based upon the above factors, the Company believes that it has sufficient funds for operations for the next fiscal year.

ITEM  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Appears  after  Item  14.

ITEM  9     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
            ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

                                      None

                                    PART  III
                                    ---------



ITEM  10     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 2001.

     Name                 Age              Position
     ----                 ---              --------

Dr.  Jan  Stahl           54          Chairman,  Chief  Executive  Officer
                                      Secretary,  Director

Peter  Steil              54          President,  Chief  Financial  Officer,
                                      Director

Kenneth  Levanthal        47          Director


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

OWNERS  AND  MANAGEMENT


                                                            Long  Term  Compensation
                                                            Securities    All
                         Annual Compensation (1) Restricted Underlying    Other
                         -----------------------
Name & Principal                                   Stock     Options of   Compen-
       Position   Year   Salary    Bonus           Awards       SARS       sation
----------------  ----  --------  -------          -------      ----       ------
Jan Stahl,        2002  $246,446  $77,000                   -0-        -0-          -0-
  CEO (1)         2001   222,000      -0-           43,200       -0-          -0-
                  2000   155,000      -0-          182,671       -0-          -0-

Peter Steil,      2002  $ 64,000  $16,500                   -0-        -0-          -0-
  President (1)   2001   124,800      -0-           43,200       -0-          -0-
                  2000   124,800      -0-          108,454       -0-          -0-

Kenneth           2001  $ 69,000  $16,500                   -0-        -0-          -0-
 Levanthal        2001    80,400      -0-           -0-          -0-          -0-
                  2000    88,400      -0-           14,257       -0-          -0-





(1) It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column.

The following table sets forth, as of September 30, 2002, certain information regarding the beneficial ownership of the Company's common stock.


                               Number  of  Shares  Owned               Percentage
      Name                     of Record and Beneficially  Common Stock Outstanding
-----------------------------  --------------------------  -------------------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                               9,092,694                     36.08%

Peter Steil
57 Hewlett Avenue
P.O. Box 750
Point Lookout, NY 11569                         3,837,128                     15.22%

Kenneth Levanthal
24 Meadowbrook Road
Huntington Station, NY  11746                     354,000                      1.40%

All Directors and Officers
As a Group                                     12,533,822                     52.70%




ITEM  13     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
During the fiscal year ended September 30, 2002, the Company issued a total of 1,247,138 shares of common stock for consulting and other professional services valued at $89,731. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

                                    PART  IV
                                    --------

ITEM  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
             REPORTS  ON  FORM  8-K


      (a)  The following documents are filed as part of this report.
                                                                        PAGE
                                                                        ----
1.    Financial Statements:

      Report of Independent Certified Public Accountants.               F-1-F-2

      Balance Sheets as of September 30, 2002 and 2001.                 F-3

      Statements of Operations for the years ended
      September 30, 2002, 2001 , and 2000.                              F-4

      Statements of Changes in Stockholders' Equity
      For the years ended September 30, 2002, 2001 and 2000.            F-5

      Statements of Cash Flows for the years ended
      September 30, 2002, 2001 and 2000.                                F-6

      Notes to Consolidated Financial Statement.                        F-7-F-13

2.    Schedule II - Valuation and Qualifying Accounts.                  F-14

(b)   Exhibits.

      21     List  of  subsidiaries.

(c)     Reports  on  Form  8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                APO HEALTH,  INC.



Date:     December  30,  2002      By:  /s/  Dr.  Jan  Stahl
                                        --------------------
                                        Dr.  Jan  Stahl,  Chairman,
                                        Chief  Executive  Officer
                                        and  Secretary
                                        (Principal  Executive  Officer)





Date:     December  30,  2002       By:  /s/  Peter  Steil
                                        -----------------
                                        Peter  Steil,  President  and
                                        Treasurer
                                        (Principal  Financial  and
                                        Accounting  Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     December 30,  2002       By:  /s/  Dr.  Jan  Stahl
                                        -------------------
                                        Dr.  Jan  Stahl,  Director



Date:     December 30,  2002       By:  /s/  Peter  Steil
                                             -----------------
                                        Peter  Steil,  Director



Date:     December  30,  2002       By:  /s/  Kenneth Leventhal
                                             ----------------------
                                        Kenneth  Leventhal,  Director

                                   EXHIBIT  21


                             LIST  OF  SUBSIDIARIES




APO  Health,  Inc.,  a  New  York  Corporation.

Universal  Medial  Distributors,  Inc.,  a  New  York  Corporation.

                             CERTIFICATE PURSUANT TO
                             -----------------------
                             18 U.S.C. SECTION 1350,
                             -----------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Annual Report of APO Health ,Inc.(the "Company") on Form 10K for the fiscal year ended September 30,2002 as filed with the Securities & Exchange Commission (the "Report"),each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report Fairly presents, in all material respects , the financial condition and results of operations of the Company.


Dated:     December  30,  2002       By: /s/ Dr.  Jan  Stahl
                                          Dr.  Jan  Stahl
                                          Chief Executive Officer and Director


Dated:     December  30,  2002       By: /s/ Peter Steil
                                          Peter Steil
                                          Chief Financial Officer and Director

              CERTIFICATION  PURSUANT  TO RULE  13A-14  AND  15D-14
              -----------------------------------------------------
          UNDER  THE  SECURITIES  EXCHANGE  ACT  OF  1934,  AS  AMENDED
          -------------------------------------------------------------


     I, Dr. Jan Stahl, Chief Executive Officer of APO Health, Inc., certify that:

     1.  I  have reviewed this annual report on Form 10 KSB of APO Health, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the "Evaluation ate"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated   December 30,  2002          By:   /s/  Dr.  Jan  Stahl
                                          --------------------
                                          Dr.  Jan  Stahl
                                          Chief  Executive  Officer and Director

              CERTIFICATION  PURSUANT  TO RULE  13A-14  AND  15D-14
              -----------------------------------------------------
          UNDER  THE  SECURITIES  EXCHANGE  ACT  OF  1934,  AS  AMENDED
          -------------------------------------------------------------


     I, Dr. Peter Steil, Chief Financial Officer of APO Health, Inc., certify that:

     1. I have reviewed this annual report on Form 10 KSB of APO Health, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the "Evaluation ate"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated    December 30,  2002      By: /s/  Peter  Steil
                                     ----------------------------
                                          Peter  Steil
                                          Chief  Financial  Officer and Director

                         INDEPENDENT  AUDITORS'  REPORT



To  the  Board  of  Directors  and  Stockholders
APO  Health,  Inc.
Oceanside,  New  York

We have audited the accompanying consolidated balance sheets of APO Health, Inc., as of September 30, 2002 and 2001 the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements and schedule are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule for the years ended September 30, 2002 and 2001 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedule referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Linder  &  Linder
Certified  Public  Accountants
Dix  Hills,  New  York
December  3,  2002

                         INDEPENDENT  AUDITORS'  REPORT



To  the  Board  of  Directors  and  Stockholders
APO  Health,  Inc.
Oceanside,  New  York


We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of APO Health Inc. for the year ended September 30,2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
Houston,  Texas

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001


                                            ASSETS
                                            ------

                                                                         2002         2001
                                                                      -----------  -----------
CURRENT ASSETS
   Cash                                                               $  520,618   $  179,167
   Accounts receivable, net of allowance for
     doubtful accounts of $30,000 and $29,000                          1,511,295    1,768,501
   Inventory                                                           2,242,609    1,692,209
   Notes receivables                                                     258,500            -
   Due from officers                                                     113,905       99,844
   Deferred tax asset                                                     12,000       11,600
   Other current assets                                                   18,297      165,935
                                                                      -----------  -----------
  Total Current Assets                                                 4,677,224    3,917,256

Property and Equipment, net of accumulated
     Depreciation of $88,496 and $76,606                                  28,499       40,389
Goodwill, less accumulated amortization
     Of $-0- and $53,802                                                       -      125,537
Deferred tax asset                                                        61,563       24,420
Deposits                                                                   7,500        7,500
                                                                      -----------  -----------
  Total Assets                                                        $4,774,786   $4,115,102
                                                                      ===========  ===========

                             LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                             ---------------------------------------

CURRENT LIABILITIES
   Bank notes payable                                                 $1,350,000   $1,736,224
   Accounts payable                                                    1,118,288    1,056,117
   Accrued expenses                                                      200,718       50,776
   Due to officer                                                              -       45,509
   Customer deposits                                                     665,596            -
                                                                      -----------  -----------
      Total Current Liabilities                                        3,334,602    2,888,626
                                                                      -----------  -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 2,000,000
     Shares authorized,  0  shares issued
   Common stock,  $.0002 par value, 125,000,000
     Shares authorized, 24,554,227 and 23,132,089
     Shares issued and outstanding                                         4,904        4,626
   Paid in capital                                                     1,621,983    1,452,530
   Retained earnings (deficit)                                          (186,703)    (230,680)
                                                                      -----------  -----------
      Total Stockholders' Equity                                       1,440,184    1,226,476
                                                                      -----------  -----------
      Total Liabilities and Stockholders' Equity                      $4,774,786   $4,115,102
                                                                      ===========  ===========

See Accompanying Auditor' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




                                                           2002          2001          2000
                                                       ------------  ------------  ------------
Revenues                                               $31,998,836   $24,143,949   $28,882,347
Cost of revenues                                        29,800,674    21,619,232    26,118,517
                                                       ------------  ------------  ------------
Gross Margin                                             2,198,162     2,524,717     2,763,830

Operating Expenses
   Selling                                                 842,212       744,652       757,710
   General and administrative                            1,673,695     1,558,632     1,891,257
                                                       ------------  ------------  ------------
                                                         2,515,907     2,303,284     2,648,967
                                                       ------------  ------------  ------------

Income (loss) from operations                             (317,745)      221,433       114,863
                                                       ------------  ------------  ------------
Other Expenses
Interest expense                                            94,790       153,698       141,704
Holding company spin-off costs                                   -             -       137,135
Business acquisition costs                                       -       340,225             -
                                                       ------------  ------------  ------------
Total other expenses                                        94,790       493,923       278,839
                                                       ------------  ------------  ------------
(Loss) before provision for
 income   taxes                                           (412,535)     (272,490)     (163,976)
Provision for (recovery) of income tax                    (165,014)     (115,591)       35,281
                                                       ------------  ------------  ------------

Income (loss) from continuing operations                  (247,521)     (157,899)     (199,257)

Discontinued operations net of taxes of
195,059, $23,892, and $11,288                              291,498        35,289        16,932
Extraordinary item, net of taxes
   of $30,175                                                    -             -       (58,575)
                                                       ------------  ------------  ------------
Net Income (Loss)                                      $    43,977   $  (122,060)  $  (240,900)
                                                       ============  ============  ============

Basic and diluted
Earnings per common share
   From continuing operations                          $      (.01)  $      (.01)  $      (.02)
   Discontinued operations                                     .01           .00           .00
   Extraordinary item                                          .01           .00          (.00)
                                                       ------------  ------------  ------------

Net income (loss)per common shares                     $       .00   $      (.01)  $      (.02)
                                                       ============  ============  ============

Weighted average common
Outstanding                                             23,864,383    21,532,814    13,217,660
                                                       ============  ============  ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                               APO  HEALTH,  INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002 2001, AND 2000


                                                                                Retained
                                               Common  Stock        Paid-In     Earnings     Treasury
                                           Shares       Amount      Capital     (Deficit)    Stock        Totals
                                           -----------  ----------  ----------  -----------  ----------   ----------
Balances,
September 30, 1999                           5,513,882   $  1,103   $  613,837   $  36,016        (180)   $  650,776

Retroactive stock split                      7,221,240        259          259           -           -
Cancellation of
Treasury stock                                (180,000)      (180)                                 180
Spin-off of Xetal,Inc.                                                 (96,264)     96,264           -             -
Issuance of stock
For debt                                       600,000        600      161,438           -           -       162,038
Issuance of stock
For services                                  1,061300      1,061      304,593                       -       305,654
Net (loss)                                           -                       -    (240,900)          -      (240,900)
                                           -----------  ----------  ----------  -----------  ----------   ----------
Balances,
September 30, 2000                          14,216,422      2,843      983,345    (108,620)          -       877,568

Retroactive stock split                      1,470,000         54          (54)
Issuance of stock for
Officers' bonus                                300,000        300       86,100                                86,400
Sale of stock                                  600,000        100      279,900                               280,000
Recapitalization
Reverse acquisition                          2,500,000        500         (500)
Issuance of stock
For services                                 4,145,667        829      103,739                               104,568
Net loss                                             -          -            -    (122,060)          -      (122,060)
                                           -----------  ----------  ----------  -----------  ----------   ----------
Balances,
September 30, 2001                          23,132,089      4,626    1,452,530    (230,680)                1,226,476

Conversion of loan payable                     125,000         25       49,975                                50,000
Acquisition of subsidiary                       50,000         10       29,990                                30,000
Issuance of stock
For services                                 1,247,138        243       89,488                                89,731
Net Income                                           -                       -      43,977                    43,977
                                           -----------  ----------  ----------  -----------               ----------

Balances
September  30,2002                          24,554,227    $ 4,904   $1,621,983   $(186,703)               $1,440,184
                                           ===========  ==========  ==========  ===========               ==========

See  Accompanying  Auditors'  Report  and  Notes  to  Financial  Statements.

                               APO  HEALTH,  INC.
                    CONSOLIDATED  STATEMENTS OF  CASH  FLOWS
         FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2002,  2001,  AND  2000



                                                                          2002        2001         2000
                                                                       ----------  ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  43,977   $(122,060)  $  (240,900)
Adjustments to reconcile net income to net cash
   Net cash flows from operating activities
  Depreciation and amortization                                           11,890      16,900        30,370
  Bad debts                                                                2,515     (30,800)      (29,400)
  Deferred taxes                                                          37,543      (1,457)        6,937
  Stock issued for services                                               89,731     190,969       305,654
  Write-off of a deposit                                                                            20,000
  Gain on asset retirement                                                                           3,105
  Write off goodwill                                                                               125,537
Changes in:
  Accounts receivable                                                    256,569     429,560       344,857
  Inventory                                                             (550,400)    203,124      (619,757)
  Other current assets                                                   147,638    (135,693)       22,694
  Accounts payable                                                        62,171    (393,433)     (449,002)
  Accrued expenses                                                       149,942    (153,188)     (330,309)
  Income taxes payable                                                                            (107,491)
  Customers deposits payable                                             665,596           -             -
                                                                       ----------  ----------  ------------
Cash Flows provided by (used in
          Operating Activities                                           450,623       3,922    (1,043,242)
                                                                       ----------  ----------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Notes receivables                                                        258,500
Purchase of property and equipment                                                                  (7,187)
Increase in deposits                                                           -                    (2,543)
                                                                       ----------               -----------
       Cash Flows (used in) Investing Activities                         258,500                    (9,730)
                                                                       ----------               -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Advances from officer, net                                               (31,448)    (39,041)      116,645
Proceeds from bank notes payable, net                                   (336,224)   (156,446)      985,820
Proceeds from sale of stock                                                    -     280,000             -
                                                                       ----------  ----------  ------------
       Cash Flows provided by (used in)                                 (367,672)     84,513     1,102,465
                                                                       ----------  ----------  ------------
          Financing Activities

Net increase (decrease) in cash                                          341,451      88,435        49,493

Cash Balances
   Beginning of Period                                                   179,167      90,732        41,239
                                                                       ----------  ----------  ------------

   End of Period                                                       $ 520,618   $ 179,167   $    90,732
                                                                       ==========  ==========  ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                               APO  HEALTH,  INC.
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three month or less.

Revenue  recognition  occurs  when  products  are  shipped.

Advertising is expensed as incurred. For the years ended September 30, 2002, 2001 and 2000 advertising expense amounted to $303,849, $196,173, and $238,767, respectively.

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

Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense and amounted to $272,036 ,$240,709, and $215,510 for the years ended September 30, 2002, 2001 and 2000, respectively.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Earnings Per Share.Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities. Effective to the June 13, 2001 acquisition, the weighted average number of shares of common stock have been retroactively restated to give effect for the 5.94 to 1 stock split.

                               APO  HEALTH,  INC.
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

NOTE  2  -  SUPPLEMENTAL  CASH  FLOW  STATEMENT  DISCLOSURES


                                           2002      2001      2000
                                          -------  --------  --------

Cash paid during the year for:
  Interest                                $91,790  $143,901  $144,381
  Income taxes                                                $65,000

Non-cash transaction:
  Spin-off Xetal Inc.                                         $96,624
  Note payable paid by issuance of stock  $50,000            $162,038




NOTE  3  -  BANK  NOTES  PAYABLE

On April 2, 2001, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transaction, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all the Company's assets and is personally guaranteed by the two majority Company stockholders. Interest of prime + 1% on the own-note borrowings is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable on demand, or upon maturity, which is up to 180 days after the initiation of a bankers acceptance or March 31, 2002, for own-note borrowings, whichever is earlier.

On April 2, 2001, the date the credit facility was renewed, outstanding own-note borrowings were $1,949,000 and the $449,600 excess over the sub-limit was converted to a term loan payable over one year in monthly installments of $37,467. Interest will be at the bank's prime rate plus 1%.

The credit facility was extended through March 31,2003 with substantially the same terms.

Bank  Notes  Payable  at  September  30,2002  and  2001consist of the following:



                        2002        2001
                     ----------  ----------
Own Note Borrowing   $1,350,000  $1,370,000
Bankers Acceptances           -     103,958
Term Loan                     -     262,266
                     ----------  ----------

                     $1,350,000  $1,736,224
                     ==========  ==========

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  DEBT  FORGIVENESS

During 1996 and 1997, the Company raised $500,000 in notes payable from several individuals. During 1998 and 1999, the Company settled the above debts by recording an extraordinary gain.

During 2000, several former note-holders demanded a renegotiation of the settlement and the Company paid an additional $88,750, which is shown as an extraordinary expense net of taxes.


NOTE  5  -  INCOME  TAXES

Income  taxes  (benefit)  consist  of  the  following:

                                                      2002       2001       2000
                                                   ----------  ---------  ---------
   Current                                            ( 7,498)  $(89,242)  $ 76,273
   Deferred                                            37,543     (1,457)   (29,704)
                                                   ----------  ---------  ---------

  Total                                            $   30,045   $(90,699)  $ 46,469
                                                   ----------  ---------  ---------



A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:



                                                      2002       2001       2000
                                                   ----------  ---------  ---------
  Computed at the federal statutory
      Rate of 34%                                  $  25,168   $(72,338)  $   7,641
  State income tax (benefit)                           4,441    (12,560)      8,146
  Valuation allowance adjustment                     (22,300)    22,300      30,872
  Other adjustment                                    22,736    (28,101)   -      .
                                                   ----------  ---------  ---------

  Total                                            $  30,045   $(90,699)  $  46,569
                                                   ----------  ---------  ---------

The components of deferred taxes are as follows:
                                                                  2002       2001
                                                               ---------  ---------
  Deferred tax assets
     Allowance for doubtful accounts                           $  12,000   $ 11,600
     Depreciation                                                 11,693      8,520
     Net operating loss carryover, less
       Valuation allowance of $0 and$22,300                       27,300     20,000
  Reversal of valuation allowance                                 22,300
  Miscellaneous                                                        -     (4,100)
                                                               ---------  ---------
  Total deferred tax assets                                       73,563     36,020
  Less Current Portion                                            12,000     11,600
                                                               ---------  ---------
  Non current deferred tax asset                               $  61,563  $  24,420
                                                               ---------  ---------

The Company has a net operating loss carryover of approximately $124,000 to offset future taxable income. The carryover expires 2017.

                               APO  HEALTH,  INC.
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  6  -DISCONTINUED  OPERATIONS

In February 2002,the Company sold the veterinary division of Universal Medical Distributors, Inc.,including customer lists and catalogues for $550,000.In addition the Company sold its inventory related to the veterinary division. The Company wrote off the remaining goodwill associated with the veterinary division, which resulted in a pretax gain on the sale of $436,205. The financial statements for 2001 and 2000 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a total of $500,000 in cash (which includes the sale of inventory) and received a note in the amount of $250,000 for the balance which is due on January 31,2003.

In Janaury,2002 , the Company acquired Envirotech Air Quality Services, Inc. ("Envirotech") for $25,000 in cash and 50,000 restricted shares of common stock. The Company sold "Envirotech" in August 2002 for $52,900, and recorded a pretax loss from discontinued operations of $22,930. In connection with the sale the Company received $44,400 in cash and a note in the amount of $8,500 receivable over a period of 19 months with interest at the rate of 18% per annum.

NOTE  7  -  COMMON  STOCK  ISSUANCES

During the fiscal year ended September 30,2002,the Company issued a total of 1,247,138 shares of common stock for consulting and other professional services valued at $89,731.In addition, the company issued 125,000 shares of common stock for the conversion of a $50,000 note payable and $50,000 shares of common stock as part of the acquisition of "Envirotech" valued at $30,000.

During the fiscal year ended September 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus and the Company sold 500,000 shares in a private placement which provided net proceeds to the Company of $280,000. The inventors of the private placements received warrants to acquire 1,500,000 shares of Company stock at $1.00 per share. Such warrants expire April 24, 2004.

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

In addition, a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. The investment relations consultant received warrants to purchase 1,000,000 share of Company stock at prices ranging from $1 to $2 per share. Such warrants expire June 5, 2006.

                               APO  HEALTH,  INC.
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



Stock  Option  Plan
-------------------

On July 22, 2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the Warrants are exercisable into shares of Common Stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants.

On July 22, 2002, the Company issued common stock purchase warrants for 260,000 shares of common stock exercisable at $0.10 per share, and on September 27, 2002, issued common stock purchase warrants for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007

Pro  Forma  Disclosure
----------------------

The Company has adopted the disclosure only provision of SFAS 123 "Accounting for Stock Based Compensation." Under SFAS, employee warrants are valued at the grant date using the Balk-Scholes valuation method model. Had compensation cost for the Company's warrants been determined as prescribed by SFAS 123, pro forma net income (loss) wand earnings per share for 2002 would have been changed as follows:

                                              2002
                                              ----
                             As  Reported               Proforma
                             ------------               --------

Net  Income  (loss)          $43,977                    $(8,276)
Diluted  earnings  (loss)    $.00                       $(.00)

The estimated per share fair value of the warrants granted in July and September 2002 were $.078 and $.0254 respectively using the Black Scholes option pricing model with the follo9wing assumptions: dividend yield 0%: expected volatility rate of 76.44%: risk free interest rate of 3.25%: and expected option life of 5 years and 58 months respectively.


NOTE  8  -  HOLDING  COMPANY  SPINOFF  COSTS  AND  BUSINESS  ACQUISITION  COSTS

During fiscal 2002, the Company incurred $340,225 of non-recurring costs associated with the acquisition of APO.

During fiscal 2000, the Company incurred $137,135 in legal and accounting fees was incurred in connection with the spin-off of Xetal in December 1999.


NOTE  9  -  LEASES

The Company leases 11,800 square feet in New York and a small sales office in Florida. Both leases are month-to-month with affiliated companies owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004 and the affiliate's underlying Florida lease expires in September 2001. Lease payments made by the Company approximate the payments due by the affiliated companies. Rental expense was $73,881, $73,183, and $76,665 for the years-ended September 30, 2002, 2001, and 2000, respectively.

Future minimum lease payments are, $71,916 in 2003, $74,364 in 2004, and $18,744 in 2005.

NOTE  10  -  PROFIT  SHARING  PLAN

The Company established a profit sharing plan in 1992. All full-time employees as defined within the plan are eligible to participate. Contributions to the plan are discretionary and are determined at the Company's year end. The amount contributed or accrued to the profit sharing plan for the years ended September 30, 2002, 2001, and 2000, were $0, $0, and $50,000, respectively. During 2001, the Company determined it will not make its 2000 pension contribution and recognized such contribution as income.

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

On July1, 2002,the Court granted the intervention motion of the Kenro plaintiffs, and, as a matter of law, denied Merchants' motion for summary judgement and granted the Company's cross-motion for summary judgement, and finding that the claims asserted against the Company in the Kenro lawsuit fell within the terms of the Merchants' policies. As a result, the Court ordered that Merchants has a duty to defend and indemnify the Company in the Kenro lawsuit. Additionally, the Court found alternatively, that the disclaimer of coverage by Merchants was untimely, so that Merchants would not be allowed to rely upon or raise any coverage defenses. The Court also found that the Company is entitled to be reimbursed for the legal fees that it incurred, and ordered that a hearing be conducted to determine the amount that Merchant owed.

Merchants subsequently filed a motion for reargument of its unsuccessful summary judgement motion, and papers in opposition have been submitted by the Company and the Kenro plaintiffs to the Court. The Company and the Kenro plaintiffs have argued that the Court should adhere to its original decision for a variety of reasons. Merchants has also filed an appeal to the Appellate Division from the Court's July 1,2002 Order, and in the event the Court adheres to its decision, it is expected that Merchants will again notice an appeal, and move to have the two appeals consolidated.

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

NOTE  12  -  CONCENTRATION  OF  CREDIT  RISK

The Company maintains cash balances at various financial institutions .At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of September 30, 2002, the Company had $495042 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

                               APO  HEALTH,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base. Two customers account for approximately 36%
,27% and 34% of sales for the years ended September 30, 2002 ,2001and 2000, respectively. No single vendor accounts for greater than 10% of purchases.


NOTE  13-SUBSEQUENT  EVENTS

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000.The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl,Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5%. This agreement is for a period of three years through October 31,2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement.

On December 1,2002, the Company entered into a sublease agreement to lease out 2000 square feet of its warehouse through November 30,2005 at an annual rate of $18,000 per annum with annual increases of 4% on the anniversary date.

                               APO  HEALTH,  INC.
                                  SCHEDULE  II
                      VALUATION  AND  QUALIFYING  ACCOUNTS
         FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2002,  2001,  AND  2000

                                        Balance,                               Balance,
 Year  Ended                          Beginning  of                            End  of
September 30,      Account                Period      Additions   Reduction    Period
-----------------  -----------------  -------------  -----------  ----------  --------

             2000  Allowance for
                   Doubtful accounts  $ 89,200        $ -          $ (29,400)  $59,800

             2001  Allowance for
                   Doubtful accounts  $ 59,800        $ -          $ (30,800)  $29,000

                   Allowance for
                   Deferred Taxes     $      -        $ 22,300     $  -        $22,300

             2002  Allowance for
                   Doubtful accounts  $ 29,000        $ 1,000         -        $30,000

                   Allowance for
                   Deferred Taxes     $ 22,300        $ -          $ (22,300)  $   -

                                      F-14