Form 10-K/A
period 2002-09-30
APO HEALTH INC /NV/
filed 2003-01-09
CIK 1076607

                            WASHINGTON,  D.C.  20549

                                   FORM  10-K/A
                                 Amendment No. 1

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
                                           ===========  ==========  ==========  ===========               ==========

See  Accompanying  Auditors'  Report  and  Notes  to  Financial  Statements.

                               APO  HEALTH,  INC.
                    CONSOLIDATED  STATEMENTS OF  CASH  FLOWS
         FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2002,  2001,  AND  2000



                                                                          2002        2001         2000
                                                                       ----------  ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  43,977   $(122,060)  $  (240,900)
Adjustments to reconcile net income to net cash
   Net cash flows from operating activities
  Depreciation and amortization                                           11,890      16,900        30,370
  Bad debts                                                                2,515     (30,800)      (29,400)
  Deferred taxes                                                         (37,543)     (1,457)        6,937
  Stock issued for services                                               89,731     190,969       305,654
  Write-off of a deposit                                                                            20,000
  Gain on asset retirement                                                                           3,105
  Write off goodwill                                                     125,537
Changes in:
  Accounts receivable                                                    256,569     429,560       344,857
  Inventory                                                             (550,400)    203,124      (619,757)
  Other current assets                                                   147,638    (135,693)       22,694
  Accounts payable                                                        62,171    (393,433)     (449,002)
  Accrued expenses                                                       149,942    (153,188)     (330,309)
  Income taxes payable                                                                            (107,491)
  Customers deposits payable                                             665,596           -             -
                                                                       ----------  ----------  ------------
Cash Flows provided by (used in
          Operating Activities                                           967,623       3,922    (1,043,242)
                                                                       ----------  ----------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Notes receivables                                                       (258,500)
Purchase of property and equipment                                                                  (7,187)
Increase in deposits                                                           -                    (2,543)
                                                                       ----------               -----------
       Cash Flows (used in) Investing Activities                        (258,500)                   (9,730)
                                                                       ----------               -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Advances from officer, net                                               (31,448)    (39,041)      116,645
Proceeds from bank notes payable, net                                   (336,224)   (156,446)      985,820
Proceeds from sale of stock                                                    -     280,000             -
                                                                       ----------  ----------  ------------
       Cash Flows provided by (used in)                                 (367,672)     84,513     1,102,465
                                                                       ----------  ----------  ------------
          Financing Activities

Net increase (decrease) in cash                                          341,451      88,435        49,493

Cash Balances
   Beginning of Period                                                   179,167      90,732        41,239
                                                                       ----------  ----------  ------------

   End of Period                                                       $ 520,618   $ 179,167   $    90,732
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