Form 10-Q
period 2002-12-31
APO HEALTH INC /NV/
filed 2003-02-19
CIK 1076607

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                         Commission file number 00030074



                                APO HEALTH, INC.
                           ----------------------------
             (Exact name of registrant as specified in its charter)


                       Nevada                         86-0871787
                  ---------------                  ----------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)          Identification Number)


                 3590 Oceanside Road, Oceanside, New York 11575
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (800) 365-2839
                           -----------------------------
                           (Issuer's Telephone Number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes __X__ No



As of February 4, 2003, 24,554,227 shares of Common Stock of the issuer were issued.

                                APO HEALTH, INC.

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS


                                                                                                   Page
         PART I - Financial Information

                  Item 1            Financial Statements.

                                    Consolidated Balance Sheet as of
                                    December 31, 2002 and September 30, 2002.                        3

                                    Consolidated Statement of Income for the three
                                    months ended December 31, 2002 and 2001.                         4

                                    Consolidated Statement of Cash Flows for the
                                    Three months ended December 31, 2002 and 2001.                   5

                                    Notes to Consolidated Financial Statements.                    6 - 11

                  Item 2            Management's Discussion and Analysis
                                    Or Plan of Operations.                                          12


         PART II - Other Information

                  Item 1            Legal Proceedings.                                              13

                  Item 2            Changes in Securities and Use of Proceeds.                      13

                  Item 3            Default upon Senior Securities.                                 13

                  Item 4            Submission of Matters to a Vote of Security Holders.            13

                  Item 5            Other Information.                                              13

                  Item 6            Exhibits and Reports on Form 8-K.                               13

         Signatures                                                                                 14

                                      - 2 -

                         PART I - FINANCIAL INFORMATION

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                December 31,              September 30,
                                                                     2002                      2002
                                                              -----------------         ------------------
                                                                  (Unaudited)

                                     ASSETS
Current Assets:
   Cash                                                       $    458,570              $    520,618
   Accounts Receivable, net of allowance
      For doubtful accounts of $30,000 and
     $30,000                                                     2,539,472                 1,511,295
   Inventory                                                     1,703,942                 2,242,609
   Due from Officers                                               113,905                   113,905
   Notes receivable                                                159,042                   258,500
   Deferred Tax Assets                                              12,000                    12,000
   Other Current Assets                                            11,034                     18,297
                                                              ------------              ------------
         Total Current Assets                                    4,997,965                 4,677,224
                                                              ------------              ------------

Property and Equipment, net of accumulated
   Depreciation of $91,120 and $88,496                             25,875                     28,499
Deferred tax asset                                                 41,745                     61,563
Deposits                                                            7,500                      7,500
                                                              -----------               ------------
         Total Assets                                         $ 5,073,085               $  4,774,786
                                                              ===========               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                         $ 1,780,776               $ 1,350,000
   Accounts Payable                                             1,472,899                 1,118,288
   Accrued Expenses                                               115,233                   200,718
   Customer deposits                                              234,266                   665,596
                                                              -----------             -------------
         Total Current Liabilities                              3,603,174                 3,334,602
                                                              -----------             -------------

Stockholders' Equity:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 24,554,227
     and 24,554,227 shares issued and outstanding                  4,904                     4,904
   Paid-in Capital                                             1,621,983                 1,621,983
   Retained Earnings (Deficit)                                  (156,976)                 (186,703)
                                                             ------------             -------------
         Total Stockholders' Equity                            1,466,911                 1,440,184
                                                             ------------             -------------

         Total Liabilities and Stockholders' Equity          $ 5,073,085                $ 4,774,786
                                                             ============              ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2002 AND 2001 (UNAUDITED)



                                                                     2002                      2001
                                                              ----------------          ----------------

Revenue                                                       $11,664,766                $ 6,490,290
Cost of Revenue                                                11,105,136                  5,815,637
                                                              ----------------          ----------------

Gross Margin                                                      559,630                    674,653
                                                              ----------------          ----------------


Operating Expenses
   Selling Expense                                               156,099                     207,312
   General and Administrative Expenses                           326,860                     377,458
                                                              ----------------          ----------------

                                                                 482,959                     584,770
                                                              ----------------          ----------------


Income from Operations                                            76,671                      89,883
Interest Expense                                                  27,126                      30,255
                                                              ----------------          ----------------

Income before Provision for Income Taxes                          49,545                      59,628
Provision for Income Taxes                                        19,818                      10,962
                                                              ----------------          ----------------


Income from continuing operations                                 29,727                      48,666

Discontinued operations net of taxes                                   -      .               12,056
                                                              ----------------          ----------------


Net Income                                                    $   29,727                  $   60,722
                                                              ================          ================

Earnings per common share
From continuing operations                                    $      .00                  $      .00
Discontinued operations                                              .00                         .00
                                                             -----------------          ----------------
   Per Common Share                                           $      .00                $        .00
                                                              ================          ================

Weighted Average Common Shares
   Outstanding                                                  24,554,227                23,394,874
                                                              ================          ================


                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                                     2002                      2001
                                                              ----------------          ----------------

Cash Flow From Operating Activities:
Net Income                                                    $     29,727              $       60,722
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                        2,624                       2,972
Deferred Taxes                                                      19,818                      12,637
Changes In:
Accounts Receivable                                             (1,028,167)                     64,196
Inventory                                                           538,667                   (566,319)
Other Current Assets                                                  7,263                     68,377
Deposits                                                                -                      (25,000)
Accounts Payable                                                    354,611                    773,638
Accrued Expenses                                                    (85,485)                    80,246
Customer deposits                                                  (431,330)                        -
                                                              ----------------          ----------------

Cash Flows from Operating Activities                              (592,272)                   471,469
                                                              ----------------          ----------------
Cash Flows from Financing Activities:
Reduction in notes payable                                          99,458                       -
                                                              ----------------          ----------------

Cash Flows from Financing Activities                                99,458                       -
                                                              ----------------          ----------------
Cash Flows from Financing Activities:
Advances from Officers, Net                                              -                    (59,569)
Proceeds (Payment) on Bank Notes Payable, Net                      430,776                    (12,508)
                                                              ----------------          ----------------
Cash Flows from Financing Activities                               430,766                    (72,077)
                                                              ----------------          ----------------
Net Increase (Decrease) in Cash                                    (62,048)                   399,392

Cash Balances:
Beginning of Period                                                520,618                    179,167
                                                              -------------             --------------

End of Period                                                 $    458,570              $     578,559
                                                              =============             ==============


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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

The results of Operations for the three months ended December 31, 2002 are not necessarily indicative of results expected for the entire fiscal year ended September 30,2003.


Note  1  ACCOUNTING  POLICIES

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note  2  -  SUPPLEMENTAL  CASH  FLOW  STATEMENT  DISCLOSURES

                                                                  2002                      2001
                                                              ------------              ------------
Cash paid during the year for:
         Interest                                             $   27,126                $   30,255
         Income taxes                                                  -                         -
Non-cash transaction:

         Common Stock Issued for Consulting
           And Professional Fees                                                           139,083


Note  3  -  BANK  NOTES  PAYABLE

On April 2, 2002, the Company renewed its credit facility with HSBC Bank USA that provides for total borrowings that may not exceed $2,000,000. Bankers acceptances and letters of credit, which relate to specific importation transaction, may not exceed $500,000 each and own-note borrowing, which does not relate to specific transactions, may not exceed $1,500,000. The credit facility is collateralized by substantially all the Company's assets and is personally guaranteed by the two majority Company stockholders. Interest of prime + 1% on the own-note borrowings

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Bank Notes Payable (continued)

is payable monthly and the bankers acceptance fees of 200 basis points above the discount rate are paid at the inception of the bankers acceptance. Borrowings on the credit facility are payable on demand, or upon maturity, which is up to 180 days after the initiation of a bankers acceptance or March 31, 2003, for own-note borrowings, whichever is earlier.

The credit facility was extended through March 31,2003 with substantially the same terms.

On October 29,2002,the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000.The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl,Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5%. This agreement is for a period of three years through October 31,2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement.

Bank Notes Payable of the following:
                                      December 30,             September 30,
                                          2002                      2002
                                      ----------                -----------
Own Note Borrowing                    $1,780,776                $1,350,000
                                      ==========                ==========


Note  4  -  INCOME  TAXES
-------------------------

Income taxes (benefit) consist of the following:

                                       2002                      2001
                                   ------------              -----------
         Current                   $       -                 $      -
         Deferred                        19,818                   12,637
                                   ------------              -----------

         Total                     $     19,818              $    12,637
                                   ============              ===========

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:


                                                                    2002                      2001
                                                              -----------------        ---------------
         Computed at federal statutory rate of 34%            $      16,845               $    24,941
         State income tax                                             2,973                     3,668
         Valuation allowance adjustment                                -                       (7,363)
         Other adjustments                                             -      .                (8,609)
                                                              -----------------         --------------

         Total                                                $      19,818               $    12,637


                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Income Taxes (continued)

The components of deferred taxes are as follows:

                                                              December 30,              September 30,
                                                                   2002                      2002
                                                              --------------           --------------

         Deferred tax assets
            Allowance for doubtful accounts                   $     12,000              $     12,000
            Depreciation                                            11,693                    11,693
            Net operating loss carryover,                           27,300                    27,300
         Reversal of valuation allowance                             2,482                    22,300
                                                              --------------            -------------
         Total deferred tax assets                                  53,745                    73,563
         Less Current Portion                                       12,000                    12,000
                                                              --------------             -------------
         Non current deferred tax asset                       $     41,745              $     61,563
                                                               -----------              ------------

The Company has a net operating loss carryover of approximately $ 75,000 to offset future taxable income. The carryover expires 2017.

Note 5 -DISCONTINUED OPERATIONS

In February 2002, the Company sold the veterinary division of Universal Medical Distributors, Inc. The financial statements for 2001 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a note in the amount of $250,000 which was due on January 31,2003. As of February 4, 2003, the balance was $50,000

In January 2002, the Company acquired Envirotech Air Quality Services, Inc. ("Envirotech"). The Company sold "Envirotech" in August 2002 which included a note a in the amount of $8,500 receivable over a period of 19 months with interest at the rate of 18% per annum.

Note  6  -  COMMON  STOCK

Stock Option Plan

On July 22, 2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company, with all of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  7  -  LEASES

The Company leases 11,800 square feet in New York and a small sales office in Florida. Both leases are month-to-month with affiliated companies owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004 . Lease payments made by the Company approximate the payments due by the affiliated companies.

Future minimum lease payments are as follows:
Year ended December 31, 2003                          $72,450
                        2004                          $74,900

Note  8 -  COMMITMENTS  AND  CONTINGENCIES

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation(continued)
Merchants subsequently filed a motion for reargument of its unsuccessful summary judgement motion, and papers in opposition have been submitted by the Company and the Kenro plaintiffs to the Court. The Company and the Kenro plaintiffs have argued that the Court should adhere to its original decision for a variety of reasons. Merchants has also filed an appeal to the Appellate Division from the Court's July 1,2002 Order, and in the event the Court adheres to its decision, it is expected that Merchants will again notice an appeal, and move to have the two appeals consolidated.

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

Note  9  -  CONCENTRATION OF  CREDIT  RISK

The Company maintains cash balances at various financial institutions .At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of December 30, 2002, the Company had $350,000 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

Results of Operations

Revenue for the three months ended December 31, 2002 was $11,664,766, an increase of $5,174,476 or 79.7% over the three months ended December 31,2001. The increase in revenue was due to an unusually large increase in the distribution of products to wholesale distributors. The Company does not know if they will be able to sustain this growth in future periods. Cost of sales for the three months ended December 31, 2002 was $11,105,136, an increase of $5,289,499 or 90.9% over the three months ended December 31, 2001. As a result the gross margin for the quarter ended December 31, 2002 was $559,630 or 4.80% compared to $674,653 or 10.39% for the quarter ended December 31, 2001. The decrease in the gross profit margin were a result of the increased revenue being wholesale products which have low profit margins and reduced revenue from the retail dental sales. Medical supply sales which have a higher gross profit margin than the wholesale sales have increased but have not yet made up for the decrease in the dental sales. The Company expects that the increases in sales of medical supplies will make up for the loss in dental sales and increase the Company's overall gross profit margin.

Selling expenses for the three months ended December 31, 2002 were $156,099, a decrease of $51,213 or 24.7% compared to the three months ended December 31, 2001. The Company has reduced shipping costs by $20,806; commissions by $24,413; and advertising costs by $21,195.
Advertising costs in the next three to six months will increase as the Company brings out several new catalogues. Travel and entertainment expenses increased by $26,089, which is related directly to increased contact with medical and wholesale purchasers.

General and administrative expenses for the three months ended December 31, 2002 decreased by $50,598 or 13.4% from the three months ended December 31,2001. The largest decrease in general and administrative expenses was a reduction of $45,599 in consulting expense for corporate planning, financing and acquisitions. Total compensation including payroll taxes decreased by $52,537. Increases included professional and financing fees, which increased by $21,484, primarily for the Company's new financing agreement. Insurance increased by $5,052 primarily from the increases in medical expenses. Other general and administrative expenses decreased by approximately $22,000 as the Company reduced costs for all nonessential services and supplies.

Interest expense for the three months ended December 31,2002 was $27,126, a decrease of $3,129 form the three month period ended December 31,2001. This was accomplished by entering into a new financing agreement where all collections are applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. As a result the average daily balance outstanding on the line of credit has been reduced. The new financing agreement allows the Company greater flexibility in its ability to finance increased sales and additional inventory.

Financial Condition

As of December 31,2002, The Company had net working capital of $1,394,791, an increase of $52,169 from September 30,2002.. On October 29,2002, the Company entered into a new financing agreement which increased its credit facility by $1,000,000 to $3,000,000 giving the Company greater flexibility to finance larger receivables and inventory allowing for increased sales.

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

                           PART II - OTHER INFORMATION

                                APO HEALTH, INC.

ITEM  1  -  LEGAL  PROCEEDINGS
There is an action pending in the Circuit/Superior Court of Marion County, Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action for interlocutory appeal. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

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

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
None.


ITEM  3  -  DEFAULT  UPON  SENIOR  SECURITIES
None.


ITEM  4  -  SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.


ITEM  5  -  OTHER  INFORMATION
None.


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       APO HEALTH, INC.



Date:    February  18, 2003                                   By:      /s/  Dr. Jan Stahl
                                                                       ------------------
                                                                       Dr. Jan Stahl, Chairman
                                                                       Chief Executive Officer
                                                                          And Secretary
                                                                       (Principal Executive Officer)



Date:    February  18, 2003                                   By:      /s/  Peter Steil
                                                                       ----------------
                                                                       Peter Steil, President
                                                                          and Treasurer
                                                                      (Principal Financial and
                                                                      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    February  18, 2003                                   By:      /s/  Dr. Jan Stahl
                                                                       ------------------
                                                                       Dr. Jan Stahl, Director



Date:    February  18, 2003                                   By:      /s/  Peter Steil
                                                                       ----------------
                                                                       Peter Steil, Director



Date:    February  18, 2003                                   By:      /s/  Kenneth Leventhal
                                                                       ----------------------
                                                                       Kenneth Leventhal, Director







                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


         I, Dr. Jan Stahl, Chief Executive Officer of APO Health, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10 Q of APO Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation ate"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

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

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and






6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated    February 19, 2003           By:  /s/  Dr. Jan Stahl
                                          ----------------------------------
                                            Dr. Jan Stahl
                                            Chief Executive Officer and Director







                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I,   Dr. Peter Steil, Chief Financial Officer of APO Health, Inc., certify that:

1.   I have reviewed this annual report on Form 10 Q of APO Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

1. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  Registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation ate"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation of the Evaluation Date;

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

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and











6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated  February 19, 2003   By:       /s/  Peter Steil
                                     --------------------------------
                                          Peter Steil
                                          Chief Financial Officer and Director
