Form 10-Q
period 2003-03-31
APO HEALTH INC /NV/
filed 2003-05-15
CIK 1076607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                         Commission file number 00030074



                                APO HEALTH, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         NEVADA                           86-0871787
         --------------------------------            ----------------------
         (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


                 3590 OCEANSIDE ROAD, OCEANSIDE, NEW YORK 11575
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (800) 365-2839
                           ---------------------------
                           (Issuer's Telephone Number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                                 Yes __X__ No



As of May 7, 2003, 26,604,227 shares of Common Stock of the issuer were issued.

                                APO HEALTH, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS



                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION
         ITEM 1            Financial Statements.

                           Consolidated Balance Sheet as of
                           March 31, 2003 and September 30, 2002.                           3

                           Consolidated Statement of Income for the three and six
                           Months ended March 31, 2003 and 2002.                            4

                           Consolidated Statement of Cash Flows for the
                           Six months ended March 31, 2003 and 2002.                        5

                           Notes to Consolidated Financial Statements.                 6 - 11

         ITEM 2            Management's Discussion and Analysis
                           Or Plan of Operations.                                          12

PART II - OTHER INFORMATION

         ITEM 1            Legal Proceedings.                                              13
         ITEM 2            Changes in Securities and Use of Proceeds.                      13

         ITEM 3            Default upon Senior Securities.                                 13

         ITEM 4            Submission of Matters to a Vote of Security Holders.            13

         ITEM 5            Other Information.                                              13

         ITEM 6            Exhibits and Reports on Form 8-K.                               13

SIGNATURES                                                                                 14

                         PART I - FINANCIAL INFORMATION
                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET



                                                            MARCH 31,      SEPTEMBER 30,
                                                              2003              2002
                                                            ------------   --------------
                                                            (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                      $   249,443    $   520,618
   Accounts Receivable, net of allowance
      For doubtful accounts of $50,000 and
      $30,000                                                  2,105,105      1,511,295
   Inventory                                                   1,532,545      2,242,609
   Due from Officers                                             113,905        113,905
   Notes and Other receivable                                    105,985        258,500
   Deferred Tax Assets                                            12,000         12,000
   Other Current Assets                                           35,743         18,297
                                                             -----------    -----------
         Total Current Assets                                  4,154,726      4,677,224
Property and Equipment, net of accumulated
   Depreciation of $91,120 and $88,496                            23,251         28,499
Deferred tax asset                                                61,563         61,563
Deposits                                                           7,500          7,500
                                                             -----------    -----------
         Total Assets                                        $ 4,247,040    $ 4,774,786
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Bank Notes Payable                                        $   663,059    $ 1,350,000
   Accounts Payable                                            1,740,863      1,118,288
   Accrued Expenses                                              269,642        200,718
   Customer deposits                                             126,668        665,596
                                                             -----------    -----------
         Total Current Liabilities                             2,800,232      3,334,602
                                                             -----------    -----------
STOCKHOLDERS' EQUITY:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 26,404,227
     and 24,554,227 shares issued and outstanding                  5,274          4,904
   Paid-in Capital                                             1,677,113      1,621,983
   Retained Earnings (Deficit)                                  (235,579)      (186,703)
                                                             -----------    -----------
         Total Stockholders' Equity                            1,446,808      1,440,184
                                                             -----------    -----------

         Total Liabilities and Stockholders' Equity          $ 4,247,040    $ 4,774,786
                                                             ===========    ===========

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                       MARCH 31, 2003 AND 2002 (UNAUDITED)

                                                 THREE MONTHS                     SIX MONTHS
                                             2003           2002            2003             2002
                                         ------------    ------------    ------------    -------------
Revenue                                  $ 10,570,735    $  6,899,125    $ 22,235,501    $ 13,389,415
Cost of Revenue                             9,996,141       6,298,501      21,101,277      12,114,139
                                         ------------    ------------    ------------    ------------
Gross Margin                                  574,594         600,624       1,134,224       1,275,276
                                         ------------    ------------    ------------    ------------
Operating Expenses
   Selling Expense                            111,189         190,551         267,288         397,863
   General and Administrative Expenses        533,546         418,586         860,406         796,721
                                         ------------    ------------    ------------    ------------
                                              644,735         609,137       1,127,694       1,194,584
                                         ------------    ------------    ------------    ------------
Income from Operations                        (70,141)         (8,513)          6,530          80,692
Interest Expense                               28,280          31,988          55,406          62,193
                                         ------------    ------------    ------------    ------------
Income (loss) before Provision for
Income Taxes                                  (98,421)        (40,501)        (48,876)         18,499
Provision for Income Taxes                    (19,818)           --              --             6,830
                                         ------------    ------------    ------------    ------------
Net Income Before Discontinued
Operations                                    (78,603)        (40,501)        (48,876)         11,669
Discontinued Operations
Gain on Sale of Discontinued
Operations Net of Taxes                          --           314,875            --           314,875
Income (loss) from Discontinued
Operations Net of Taxes                          --            26,967            --            35,519
                                         ------------    ------------    ------------    ------------
Discontinued Operations                          --           341,842            --           350,394
                                         ------------    ------------    ------------    ------------
Net Income                               $    (78,603)   $    301,341    $    (48,876)   $    362,063
                                         ============    ============    ============    ============
Basic and Diluted Earnings
   Per Common Share:
From Continuing Operations               $       (.00)   $       (.00)   $       (.00)   $        .00
From Discontinued Operations                      .00             .01             .00             .01
                                                         ------------    ------------    ------------
Total                                    $       (.00)   $        .01    $        .01    $        .01
                                         ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding                             25,441,560      23,754,874      24,997,893      23,579,874
                                         ============    ============    ============    ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                       MARCH 31, 2003 AND 2002 (UNAUDITED)


                                                   2002         2001
                                                -----------   ---------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $ (48,876)   $ 362,063
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                       5,428       11,733
Allowance For Doubtful Accounts                    20,000         --
Deferred Taxes                                       --         12,637
Write-off Goodwill Discontinued Operations           --        125,537
Stock Issued for Services                          55,500         --
Changes In:
  Accounts Receivable                            (613,810)     (51,645)
  Other Receivables                               152,515     (302,102)
  Inventory                                       710,064     (394,482)
  Other Current Assets                            (17,446)     120,487
  Accounts Payable                                622,575     (206,747)
  Accrued Expenses                                 68,924       19,257
  Income Taxes Payable                               --        126,211
  Customer Deposits Payable                      (538,928)     238,000
  Other Current Liabilities                          --         41,482
                                                ---------    ---------
Cash Flows from Operating Activities              415,766      102,431
                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment In Subsidiary                             --        (25,000
Assets Acquired Net of Cash Investment               --         (9,100)
                                                ---------    ---------
Net  Cash From Investing Activities                  --        (34,100)
                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Officers, Net                          --        (46,448)
Proceeds (Payment) on Bank Notes Payable, Net    (686,941)     (92,717)
                                                ---------    ---------
Cash Flows from Financing Activities             (686,941)    (139,165)
                                                ---------    ---------
Net Increase (Decrease) in Cash                  (271,175)     (70,834)
                                                ---------    ---------
Cash Balances:
Beginning of Period                               520,618      179,167
                                                ---------    ---------
End of Period                                   $ 249,443    $ 108,333
                                                =========    =========

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

The results of Operations for the six months ended March 31, 2003 are not necessarily indicative of results expected for the entire fiscal year ended September 30, 2003.


NOTE  1  ACCOUNTING  POLICIES

Nature of business and basis of consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. The APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

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


NOTE  2  -  SUPPLEMENTAL  CASH  FLOW  STATEMENT  DISCLOSURES

                                                2003     2002
                                              -------   -------
Cash paid during the year for:
         Interest                             $55,406   $62,193
         Income taxes                            --        --
Non-cash transaction:

         Common Stock Issued for Consulting
           And Professional Fees              $55,500      --




Note  3  -  BANK  NOTES  PAYABLE

On October 29,2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000.The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl,Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5%. This agreement is for a period of three years through October 31,2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement.

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  BANK NOTES PAYABLE (CONTINUED)

Bank Notes Payable of the following:
                                                             MARCH 31,   SEPTEMBER 30,
                                                               2003           2002
                                                            -----------   -----------
Own Note Borrowing                                          $   663,059   $ 1,350,000
                                                            ===========   ===========

Note 4 -- INCOME TAXES

Income taxes (benefit) consist of the following:

                                                               2003           2002
                                                            -----------   -----------
         Continuing Operations                              $      --     $    18,350
         Discontinued Operations                                   --         185,345
                                                            -----------   -----------
                                                            $      --     $   203,695
                                                            ===========   ===========

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:


                                                               2003           2001
                                                            -----------   -----------
         Computed at the federal
            statutory rate of 34%                           $      --     $   203,712
         State income tax                                          --          25,399
         Operating loss carryforward                               --         (25,416)
                                                            -----------   -----------
                                                            $      --     $   203,695
                                                            ===========   ===========


NOTE 4 INCOME TAXES (CONTINUED)

The components of deferred taxes are as follows:


                                                            DECEMBER 30,  SEPTEMBER 30,
                                                                2002          2002
                                                            -----------   -----------
         Deferred tax assets
            Allowance for doubtful accounts                 $    12,000   $    12,000
            Depreciation                                         11,693        11,693
            Net operating loss carryover,                        27,300        27,300
         Reversal of valuation allowance                         22,300        22,300
                                                            -----------   -----------
         Total deferred tax assets                               73,563        73,563
         Less Current Portion                                    12,000        12,000
                                                            -----------   -----------
         Non current deferred tax asset                     $    61,563   $    61,563
                                                            ===========   ===========

The Company has a net operating loss carryover of approximately $ 75,000 to offset future taxable income. The carryover expires 2017.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -DISCONTINUED OPERATIONS

In February 2002, the Company sold the veterinary division of Universal Medical Distributors, Inc.,.The financial statements for 2001 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a note in the amount of $250,000 which was due on January 31,2003. As March 31,2003 there was a balance due of $13,795 subject to final reconciliation of the inventory sold.

In Janaury,2002 , the Company acquired Envirotech Air Quality Services, Inc. ("Envirotech") . The Company sold "Envirotech" in August 2002 which included a note a in the amount of $8,500 receivable over a period of 19 months with interest at the rate of 18% per annum.

Note  6  -  COMMON  STOCK

STOCK OPTION PLAN
-----------------

On July 22,2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants.

On October 1,2002, the Company filed a form S-8 authorizing the issuance of up to 1,000,000 shares of common stock for consultants and professionals. In January the Company issued 650,000 of those shares valued at $.03 per share or $19,500 for consulting for business development, including mergers and acquisitions.

On March 14,2003, the Company filed another form S-8 authorizing the issuance of up to 2,750,000 shares of common stock for consultants and professionals. On March 26,2003 1,100,000 shares of common stock valued at $.03 per share or $36,000 for consulting and professional fees for business development including mergers and acquisitions.

Note 7 - LEASES

The Company leases 11,800 square feet in New York .The lease is month-to-month with affiliated companies owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004 . Lease payments made by the Company approximate the payments due by the affiliated companies.

Future minimum lease payments are as follows:

Year ended March 31, 2003               $72,450
                     2004               $56,175

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  8 -  COMMITMENTS  AND  CONTINGENCIES

LITIGATION
----------

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

On July 1, 2002, the Court granted the intervention motion of the Kenro plaintiffs, and, as a matter of law, denied Merchants' motion for summary judgement and granted the Company's cross-motion for summary judgement, and finding that the claims asserted against the Company in the Kenro lawsuit fell within the terms of the Merchants' policies. As a result, the Court ordered that Merchants has a duty to defend and indemnify the Company in the Kenro lawsuit. Additionally, the Court found alternatively, that the disclaimer of coverage by Merchants was untimely, so that Merchants would not be allowed to rely upon or raise any coverage defenses. The Court also found that the Company is entitled to be reimbursed for the legal fees that it incurred, and ordered that a hearing be conducted to determine the amount that Merchant owed. Merchants subsequently filed a motion for reargument of its unsuccessful summary judgement motion, and papers in opposition have been submitted by the Company and the Kenro plaintiffs to the Court. The Company and the Kenro plaintiffs have argued that the Court should adhere to its original decision for a variety of reasons. Merchants has also filed an appeal to the Appellate Division from the Court's July 1,2002 Order, and in the event the Court adheres to its decision, it is expected that Merchants will again notice an appeal, and move to have the two appeals consolidated.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  8 -  COMMITMENTS  AND  CONTINGENCIES (continued)
                                                     -

EMPLOYMENT AGREEMENT
--------------------


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

Note 9 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions .At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of March 31, 2003, the Company had $264,000 on deposit, in excess of the $100,000 which is insured under federal law.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

Revenue for the six months ended March 31,2003 was $22,235,501, an increase of $8,846,086 or 66.1% over the six months ended March 31,2002. The increase in revenue was due to an unusually large increase in the distribution of products to wholesale distributors. The Company does not know if they will be able to sustain this growth in future periods. Cost of sales for the six months ended March 31,2003 was $21,101,277, an increase of $8,987,138 or 74.2% over the six months ended March 31,2002. As a result the gross margin for the period ended March 31,2003 was $1,134,224 or 5.10% compared to $1,275,276 or 9.52% for the period ended March 31,2002. The decrease in the gross profit margin were a result of the increased revenue being wholesale products which have low profit margins and reduced revenue from the retail dental sales. Medical supply sales which have a higher gross profit margin than the wholesale sales have increased but have not yet made up for the decrease in the dental sales. The Company expects that the increases in sales of medical supplies will make up for the loss in dental sales and increase the Company's overall gross profit margin.

Selling expenses for the six months ended March 31,2003 were $267,288, a decrease of $130,575 or 32.8% compared to the six months ended March 31,2002. The Company has reduced shipping costs by $22,646; commissions by $42,314; and advertising costs by $110,997. Advertising costs in the next three to six months will increase as the Company brings out several new catalogues. Travel and entertainment expenses increased by $33,420, which is related directly to increased contact with medical and wholesale purchasers.

General and administrative expenses for the six months ended March 31,2003 increased by $63,685 or 8.0% from the six months ended March 31,2002. Total compensation including payroll taxes increased by approximately , 32,000 which included a bonus of $152,500 for one of the officers for attaining sales levels included in his employment agreement. Without this bonus, employment expenses would have decreased by approximately $120,500 which includes the reduction of two employees and voluntary salary reductions by the three officers of the Company Other increases included professional and financing fees, which increased by $21,484, primarily for the Company's new financing agreement. Insurance increased by $8,992 primarily from the increases in medical expenses. Other general and administrative expenses increased by approximately $8,500.

Interest expense for the six months ended March 31,2003 was $55,406, a decrease of $6,787 form the six month period ended March 31,2002. This was accomplished by entering into a new financing agreement where all collections are applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. As a result the average daily balance outstanding on the line of credit has been reduced. The new financing agreement allows the Company greater flexibility in its ability to finance increased sales and additional inventory.

FINANCIAL CONDITION
-------------------

As of March 31,2003, The Company had net working capital of $1,354,494, an increase of $11,872 from September 30,2002.. On October 29,2002, the Company entered into a new financing agreement which increased its credit facility by $1,000,000 to $3,000,000 giving the Company greater flexibility to finance larger receivables and inventory allowing for increased sales.

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

                                APO HEALTH, INC.



Date:    May  14, 2003           By:      /s/  Dr. Jan Stahl
                                          ------------------
                                          Dr. Jan Stahl, Chairman
                                          Chief Executive Officer
                                             And Secretary
                                          (Principal Executive Officer)



Date:    May  14, 2003           By:      /s/  Peter Steil
                                          ----------------
                                          Peter Steil, President
                                             and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    May  14, 2003                By:      /s/  Dr. Jan Stahl
                                               ------------------
                                               Dr. Jan Stahl, Director



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





Dated    May 14, 2003,        By:      /s/  Dr. Jan Stahl
                                       ----------------------------------
                                            Dr. Jan Stahl
                                            Chief Executive Officer and Director

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





Dated    May 14, 2003,       By:       /s/  Peter Steil
                                       --------------------------------
                                            Peter Steil
                                            Chief Financial Officer and Director