Form 10-Q
period 2003-06-30
APO HEALTH INC /NV/
filed 2003-08-18
CIK 1076607

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                         Commission file number 00030074

                                APO HEALTH, INC.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA                             86-0871787
                --------------                     -------------------
         (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

                 3590 OCEANSIDE ROAD, OCEANSIDE, NEW YORK 11575
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (800) 365-2839
                                  -------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No
                                       ---    ---

As of August 6 , 2003, 30,156,045 shares of Common Stock of the issuer were issued.

                                APO HEALTH, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                                           PAGE
                                                                                           ----
         PART  I -  FINANCIAL INFORMATION

         ITEM  1           Financial Statements.

                           Consolidated Balance Sheet as of

                            June 30, 2003 and September 30, 2002.                           3

                           Consolidated Statement of Income for the three and nine
                            months ended June 30, 2003 and 2002.                            4

                           Consolidated Statement of Cash Flows for the

                            nine months ended June 30, 2003 and 2002.                       5

                           Notes to Consolidated Financial Statements.                    6 - 11

         ITEM  2           Management's Discussion and Analysis

                            or Plan of Operations.                                       12 - 13

         PART  II - OTHER INFORMATION

         ITEM  1           Legal Proceedings.                                              14

         ITEM  2           Changes in Securities and Use of Proceeds.                      14

         ITEM  3           Default upon Senior Securities.                                 14

         ITEM  4           Submission of Matters to a Vote of Security Holders.            14

         ITEM  5           Other Information.                                              14

         ITEM  6           Exhibits and Reports on Form 8-K.                               14

         SIGNATURES                                                                        15

                                              PART I - FINANCIAL INFORMATION

                                                     APO HEALTH, INC.
                                                CONSOLIDATED BALANCE SHEET

                                                                                                  JUNE  30,       SEPTEMBER 30,
                                                                                                    2003              2002
                                                                                                -----------        -----------
                                                                                                (UNAUDITED)
                                                        ASSETS
CURRENT ASSETS:
   Cash                                                                                         $    94,679        $   520,618
   Accounts Receivable, net of allowance for
   doubtful accounts of $50,000 and $30,000                                                       4,160,404          1,511,295
   Inventory                                                                                      1,623,599          2,242,609
   Due from Officers                                                                                128,905            113,905
   Notes and Other receivables                                                                       90,150            258,500
   Deferred Tax Assets                                                                               20,000             12,000
   Other Current Assets                                                                              80,813             18,297
                                                                                                -----------        -----------
         Total Current Assets                                                                     6,198,550          4,677,224
                                                                                                -----------        -----------
Property and Equipment, net of accumulated
   Depreciation of $96,368 and $88,496                                                               20,627             28,499
Deferred tax asset                                                                                   51,200             61,563
Deposits                                                                                              7,500              7,500
                                                                                                -----------        -----------
         Total Assets                                                                           $ 6,277,877        $ 4,774,786
                                                                                                ===========        ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash Overdraft                                                                               $    52,110        $      --
   Bank Notes Payable                                                                               787,186          1,350,000
   Accounts Payable                                                                               3,307,091          1,118,288
   Accrued Expenses                                                                                 351,992            200,718
   Customer Deposits                                                                                177,584            665,596
                                                                                                -----------        -----------
         Total Current Liabilities                                                                4,675,963          3,334,602
                                                                                                -----------        -----------
STOCKHOLDERS' EQUITY:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 30,156,045
     and 24,554,227 shares issued and outstanding                                                     6,005              4,904
   Paid-in Capital                                                                                1,772,359          1,621,983
   Retained Earnings (Deficit)                                                                     (176,450)          (186,703)
                                                                                                -----------        -----------
         Total Stockholders' Equity                                                               1,601,914          1,440,184
                                                                                                -----------        -----------
         Total Liabilities and Stockholders' Equity                                             $ 6,277,877        $ 4,774,786
                                                                                                ===========        ===========

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                       JUNE 30, 2003 AND 2002 (UNAUDITED)

                                                                        THREE MONTHS                           NINE MONTHS
                                                                  2003               2002                2003               2002
                                                             ------------       ------------        ------------       ------------
Revenue                                                      $ 17,367,339       $  8,409,050        $ 39,602,840       $ 21,798,465
Cost of Revenue                                                16,631,937          7,859,873          37,733,214         19,974,012
                                                             ------------       ------------        ------------       ------------
Gross Margin                                                      735,402            549,177           1,869,626          1,824,453
                                                             ------------       ------------        ------------       ------------
Operating Expenses
   Selling Expense                                                171,298            191,488             438,586            589,351
   General and Administrative Expenses                            488,072            378,429           1,348,478          1,175,150
                                                             ------------       ------------        ------------       ------------
                                                                  659,370            569,917           1,787,064          1,764,501
                                                             ------------       ------------        ------------       ------------
Income from Operations                                             76,032            (20,740)             82,562             59,952
Interest Expense                                                   14,540             22,908              69,946             85,101
                                                             ------------       ------------        ------------       ------------
Income (loss) before Provision for
Income Taxes                                                       61,492            (43,648)             12,616            (25,149)
Provision for (Recovery of)
 Income Taxes                                                       2,363             (9,515)              2,363             (2,685)
                                                             ------------       ------------        ------------       ------------
 Net Income Before Discontinued
 Operations                                                        59,129            (34,133)             10,253            (22,464)
Discontinued Operations
Gain on Sale of Discontinued
Operations Net of Taxes                                              --                2,812                --              317,687
Income (loss) from Discontinued
Operations Net of Taxes                                              --                  300                --               35,819
                                                             ------------       ------------        ------------       ------------
Discontinued Operations                                              --                3,112                --              353,506
                                                             ------------       ------------        ------------       ------------
Net Income                                                   $     59,129       $    (31,021)       $     10,253       $    331,042
                                                             ============       ============        ============       ============
Basic and Diluted Earnings
   Per Common Share:
From Continuing Operations                                   $        .00       $       (.00)       $        .00       $       (.00)
From Discontinued Operations                                          .00                .00                 .00                .01
                                                             ------------       ------------        ------------       ------------
Total                                                        $        .00       $        .00        $        .00       $        .01
                                                                                ============        ============       ============
Weighted Average Common Shares
   Outstanding                                                 27,536,910         23,754,874          25,890,925         23,637,943
                                                             ============       ============        ============       ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       JUNE 30, 2003 AND 2002 (UNAUDITED)

                                                    2003              2002
                                                -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $    10,253       $   331,042
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                         7,872            20,742
Deferred Taxes                                        2,353            15,118
Write-off Goodwill Discontinued Operations             --             125,537
Stock Issued for Services                           151,477             5,047
Allowance for Doubtful Accounts                      20,000              --
Changes In:
  Accounts Receivable                            (2,669,109)         (376,436)
  Other Receivables                                 168,350          (250,000)
  Inventory                                         619,010          (840,720)
  Other Current Assets                              (62,516)          117,600
  Cash Overdraft                                     52,110
  Accounts Payable                                2,188,803           373,544
  Accrued Expenses                                  151,274            (5,759)
  Income Taxes Payable                                 --              97,750
  Customer Deposits Payable                        (488,012)          780,227
  Other Current Liabilities                            --              17,096
                                                -----------       -----------
Cash Flows from Operating Activities                151,875           410,788
                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment In Subsidiary                               --             (25,000)
Assets Acquired Net of Cash Investment                 --             (17,891)
                                                -----------       -----------
Net  Cash From Investing Activities                    --             (42,891)
                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Officers, Net                         (15,000)          (44,570)
Proceeds (Payment) on Bank Notes Payable, Net      (562,814)           42,030
                                                -----------       -----------
Cash Flows from Financing Activities               (577,814)           (2,540)
                                                -----------       -----------
Net Increase (Decrease) in Cash                    (425,939)          365,357
                                                -----------       -----------
CASH BALANCES:
Beginning of Period                                 520,618           179,167
                                                -----------       -----------
End of Period                                   $    94,679       $   544,524
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

The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2003.

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

EARNINGS PER SHARE. Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

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

NOTE 2  - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                  2003          2002
                                                --------      --------
Cash paid during the year for:
         Interest                               $ 69,946      $ 85,101

Non-cash transaction:

         Common Stock Issued for Consulting
           And Professional Fees                $151,477      $  5,047

NOTE 3  - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000.The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5%. This agreement is for a period of three years through October 31, 2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement.

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  INCOME  TAXES

Income taxes (benefit) consist of the following:

                                                                                                      2003             2002
                                                                                                   ---------        ---------
         Continuing Operations                                                                     $   2,363        $  (2,685)
         Discontinued Operations                                                                        --            182,901
                                                                                                   ---------        ---------
                                                                                                   $   2,363        $ 180,216
                                                                                                   =========        =========
A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:
                                                                                                      2003             2002
                                                                                                   ---------        ---------
         Computed at the federal
            statutory rate of 34%                                                                  $   4,289        $ 173,828
         State income tax                                                                                165           46,013
         Operating loss carry forward                                                                 (2,363)         (46,112)
         Other adjustments                                                                               272            6,487
                                                                                                   ---------        ---------
                                                                                                   $   2,363        $ 180,216
                                                                                                   =========        =========
The components of deferred taxes are as follows:
                                                                                                    June 30,       September 30,
                                                                                                      2003             2002
                                                                                                   ---------        ---------
         Deferred tax assets
            Allowance for doubtful accounts                                                        $  20,000        $  12,000
            Depreciation                                                                              18,800           11,963
            Net operating loss carryover,                                                             10,100           27,300
         Reversal of valuation allowance                                                              22,300           22,300
                                                                                                   ---------        ---------
         Total deferred tax assets                                                                    71,200           73,563
         Less Current Portion                                                                        (20,000)         (12,000)
                                                                                                   ---------        ---------
         Non current deferred tax asset                                                            $  51,200        $  61,563
                                                                                                   =========        =========

The Company has a net operating loss carryover of approximately $ 81,000 to offset future taxable income. The carryover expires 2017.

NOTE 5 -DISCONTINUED OPERATIONS

In February 2002, the Company sold the veterinary division of Universal Medical Distributors, Inc. The financial statements for 2001 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a note in the amount of $250,000 which was due on January 31,2003.

In January 2002, the Company acquired Envirotech Air Quality Services, Inc. ("Envirotech"). The Company sold "Envirotech" in August 2002 which included a note in the amount of $8,500 receivable over a period of 19 months with interest at the rate of 18% per annum.

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

On October 1, 2002, the Company filed a form S-8 authorizing the issuance of up to 1,000,000 shares of common stock for consultants and professionals. In January the Company issued 650,000 of those shares valued at $.03 per share or $19,500 for consulting for business development, including mergers and acquisitions.

On March 14, 2003, the Company filed another form S-8 authorizing the issuance of up to 2,750,000 shares of common stock for consultants and professionals. On March 26, 2003, 1,200,000 shares of common stock valued at $.03 per share or $36,000 for consulting and professional fees for business development including mergers and acquisitions. On April 8 and on May 20, 2003, the Company issued an additional 2,040,000 shares of common stock for consultants and professional valued at $.03 per share or $61,200.

On June 19, 2003 the Company issued 1,711,818 shares of restricted common stock in lieu of cash payments of bonuses earned. The restricted shares of common stock were valued at $.02 per share for a total of $34,776.

NOTE 7  - LEASES

The Company leases 11,800 square feet of office and warehouse space in New York. The lease is month-to-month with affiliated companies owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004. Lease payments made by the Company approximate the payments due by the affiliated companies. Rent expense for the nine months ended June 30, 2003 and 2002 was $46,399 and $56,038 respectively.

Future minimum lease payments are as follows:
Year ended March 31, 2004                            $72,450
                     2005                            $56,175

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

On  July1,  2002,  the  Court  granted  the  intervention  motion  of the  Kenro plaintiffs, and, as a matter of law, denied Merchant's motion for summary judgement and granted the Company's cross-motion for summary judgement, and finding that the claims asserted against the Company in the Kenro lawsuit fell within the terms of the Merchant's policies. As a result, the Court ordered that Merchant's has a duty to defend and indemnify the Company in the Kenro lawsuit. Additionally, the Court found alternatively, that the disclaimer of coverage by Merchant's was untimely, so that Merchant's would not be allowed to rely upon or raise any coverage defenses. The Court also found that the Company is entitled to be reimbursed for the legal fees that it incurred, and ordered that a hearing be conducted to determine the amount that Merchant's owed. Merchant's subsequently filed a motion for reargument of its unsuccessful summary judgement motion, and papers in opposition have been submitted by the Company and the Kenro plaintiffs to the Court. The Company and the Kenro plaintiffs have argued that the Court should adhere to its original decision for a variety of reasons. Merchant's has also filed an appeal to the Appellate Division from the Court's July 1, 2002 Order, and in the event the Court adheres to its decision, it is expected that Merchant's will again notice an appeal, and move to have the two appeals consolidated.

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

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of June 31, 2003, the Company had $155,500 on deposit, in excess of the $100,000 that is insured under federal law.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Results of operations for the three and six months ended June 30, 2002 have been restated to reflect the sale of the veterinary division and Envirotech.

Revenue for the nine months ended June 30, 2003 were $39,602,840, an increase of $17,804,195 or 81.7% in revenue over the nine months ended June 30, 2002. Revenue for the three months ended June 30, 2003 were $17,367,339, an increase of $8,958,289 or 106.5% in revenue over the three months ended June 30, 2002.The increase in revenue for both the three and nine months was due to large increases in the distribution of products to wholesale distributors. The Company does not know if they will be able to sustain this growth in future periods. Cost of sales for the nine months ended June 30, 2003 was $37,733,214, an increase of $17,759,202 or 88.9% over the nine months ended June 30, 2002. Cost of sales for the three months ended June 30, 2003 was $16,631,937, an increase of $8,772,064 or 111.6% over the three months ended June 30, 2002. As a result the gross margin for the nine months ended June 30, 2003 was $1,869,626 or 4.72% compared to $1,824,453 or 8.37% for the nine months ended June 30, 2002. The gross margin for the three months ended June 30, 2003 was $735,402 or 4.23% compared to $549,177 or 6.53% for the three months ended June 30, 2002. The decrease in the gross profit margins are a result of increased revenue from wholesale products which have significantly lower profit margins than retail sales and the decrease in revenue from retail dental sales. Medical supply sales which have a higher gross profit margin than the wholesale products have increased but have not yet made up for the decrease in the dental sales. The Company expects that the increases in sales of medical supplies will make up for the loss in dental sales and increase the Company's overall gross profit margin.

Selling expenses for the nine months ended June 30, 2003 were $438,586 a decrease of $150,765 or 25.6% compared to the nine months ended June 30, 2002. The Company has reduced shipping costs by $20,607; commissions by $40,915; and advertising costs by $127,951.

Advertising costs in the next three to six months will increase as the Company brings out several new catalogues. Travel and entertainment expenses increased by $47,215, which is related directly to increased contact with medical and wholesale purchasers.

General and administrative expenses for the nine months ended June 30, 2003 increased by $173,328 or 14.7% over the nine months ended June 30, 2002. Total compensation including payroll taxes increased by approximately, $123,700 which included a bonus of $268,000 for one of the officers for attaining sales levels included in his employment agreement. Without this bonus, employment expenses would have decreased by approximately $144,200 which includes the reduction of two employees and voluntary salary reductions by the three officers of the Company. Other increases included consulting fees which increased by $77,582, as the Company was exploring the possibilities of an acquisition or merger. The consulting agreements have been cancelled and this nonrecurring item will be eliminated in the future. Professional and financing expenses decreased by approximately $21,900 as legal expenses in defending the litigation decreased by approximately $40,000 while the cost of the new financing agreement increased financing costs by approximately $20,000. All other general and administrative expenses decreased by approximately $6,000.

Interest expense for the nine months ended June 30, 2003 was $69,946 a decrease of $15,155 from the nine month period ended June 30, 2002. This was accomplished by entering into a new financing agreement where all collections are applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. As a result the average daily balance outstanding on the line of credit has been reduced. The new financing agreement allows the Company greater flexibility in its ability to finance increased sales and additional inventory.

FINANCIAL CONDITION

As of June 30, 2003, The Company had net working capital of $1,522,587, an increase of $179,965 from September 30, 2002. The increase came from net income earned during the nine months ended June 30, 2003 and expenses incurred but paid through the issuance of common stock for consulting services. On October 29, 2002, the Company entered into a new financing agreement which increased its credit facility by $1,000,000 to $3,000,000 giving the Company greater flexibility to finance larger receivables and inventory allowing for increased sales.

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
None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APO HEALTH, INC.

Date:    August 11, 2003                By:      /s/  Dr. Jan Stahl
                                                 ------------------
                                                 Dr. Jan Stahl, Chairman
                                                 Chief Executive Officer
                                                       And Secretary
                                                 (Principal Executive Officer)

Date:    August 11, 2003                By:      /s/  Peter Steil
                                                 ----------------
                                                  Peter Steil, President
                                                       and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    August 11, 2003                By:      /s/  Dr. Jan Stahl
                                                 ------------------
                                                 Dr. Jan Stahl, Director

Date:    August 11, 2003                By:      /s/  Peter Steil
                                                 ----------------
                                                 Peter Steil, Director

Date:    August 11, 2003                By:      /s/  Kenneth Leventhal
                                                 ----------------------
                                                 Kenneth Leventhal, Director