Form 10-K
period 2003-09-30
APO HEALTH INC /NV/
filed 2004-01-08
CIK 1076607

WASHINGTON, D.C. 20549

                                    FORM 10-K

                  |X| ANNUAL SECURITIES AND EXCHANGE COMMISSION
                  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 00030074

                                APO HEALTH, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                               86-0871787
------------------------------                            ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

3590 Oceanside Rd. Oceanside, New  York                            11575
----------------------------------------                          --------
(Address of principal executive offices)                          Zip Code

                                 (800) 365-2839
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     None.

Securities registered pursuant to Section 12(g) of the Act (1):

                    Common Stock, Par Value $ .0002 Per Share
                    -----------------------------------------
                                (Title of Class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

                    (1) Registration is being filed herewith.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 15, 2003, amounted to $806,301.32.

The number of shares outstanding of each of the registrant's classes of common stock as of December 15, 2003 was 32,106,045 shares.

                        DOCUMENTS INCLUDED BY REFERENCE:

      Report on Form 8-K filed with the SEC on June 28, 2001;

      Registration on Form S-8 with the SEC on July 30, 2001;

      Report on Form 8-K filed with the SEC on October 12, 2001;

      Registration on Form S-8 filed with the SEC on November 29, 2001.

      Registration on Form S-8 filed with the SEC on October 1,2002

      Registration on Form S-8 filed with the SEC on March 14,2003

      Registration on Form S-8 filed with the SEC on June 10,2003

      Registration on Form S-8 filed with the SEC on September 16,2003

         (The Remainder of This Page Has Been Left Intentionally Blank.)

                                APO HEALTH, INC.

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            PAGE

Part  I  Item  1 Business                                                  4 - 6

         Item  2 Properties                                                    6

         Item  3 Legal Proceedings                                         6 - 7

         Item  4 Submission of Matters to a Vote
                 of Security Holders                                           7

Part  II Item  5 Market for Registrant's Common Equity
                 and Related Stockholder Matters                               8

         Item  6 Selected Financial Data                                       9

         Item  7 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9 - 11

         Item  8 Financial Statements and Supplementary Data                   9

         Item  9 Changes in and Disagreements with Accountants
                 On Accounting and Financial Disclosure                        9

         Item 9(a) Controls and Procedures                                    10

Part III Item 10 Directors and Executive Officers of the Registrant           12

         Item 11 Executive Compensation                                       13

         Item 12 Security Ownership of Certain Beneficial
                 Owners and Management                                        13

         Item 13 Certain Relationships and Related Transactions               14

         Item 14 Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                          14

Signatures                                                                    15

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

The present operations of the Company through its subsidiaries, APO Health Inc., a New York corporation and Universal Medical Distributors Inc. is a distributor, supplier of disposable medical dental, veterinary supplies, health and beauty aids and pharmaceuticals. These products include medical and dental disposable items such as syringes gauze, gowns, facemasks and instruments.

Management has elected to maintain its low margin wholesale business and at the same time increase its market share in the school and retail medical and dental areas in To attain that goal, APO has introduced its first institutional retail catalogue and in January 2004 the Company will introduce its first physician Medical catalogue. The current distribution of revenue is 92% from wholesale accounts and 8% from retail accounts. The goal of the Company with the introduction of the two new catalogues is to increase the higher gross profit retail division to 25% of revenue.

Products and Services

Currently, APO distributes approximately 5,000 different products New products are constantly being added as the customers needs increase. APO obtains its products from vendors throughout the world and does not manufacture any products except for its emergency dental kits. Although the Company does not have any contractual arrangements with suppliers, the Company believes that there are adequate alternative suppliers for any product, which it sells.

Sales and Marketing

The Company's products are sold directly by Company employees, through mail order and by one outside, independent sales representative. The Company's sales organization presently consists of four persons, including Dr. Stahl, the Company's Chief Executive Officer, who oversees a combination of direct salespersons and the one independent sales representatives.

The Company's marketing approach attempts to capitalize on its ability to procure products throughout the world at favorable pricing prices and to resell them to their customers at discounted prices.

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

Product Liability: Cost and Availability of Insurance

Providers of medical products to hospitals and other health care institutions may encounter liability for damages to patients in the event that their products prove to be defective. Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims for such injuries resulting from the use of its products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company has no product liability insurance.

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

Competition

The medical, dental and veterinary products supply business is intensely competitive. At present, the Company estimates that there are over 40 companies whose products compete with many of the Company's present and proposed products. These companies range from major multinational companies to enterprises which are smaller in size and financial ability than the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw material used by the Company. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company.

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

Employees

The Company, including its two subsidiaries, APO Health and Universal, employ a total of 13 persons; 3 executive personnel; 4 sales persons; 4 clerical and administrative personnel; and 2 warehouse employees.

ITEM 2 PROPERTIES

As of September 30, 1999, the Company's offices were located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 12,000 square feet under a five-year lease (the "Lease") which expires in December 31, 2004 (the "Lease Term"). These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Inc., a New York corporation ("PJS") owned by Dr. Stahl and Mr. Steil, which was originally formed by them for the express purpose of entering into this Lease agreement. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl and Mr. Steil whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease is approximately $72,400 per year with increases for real estate taxes over the base period. Neither PJS nor Dr. Stahl nor Mr. Steil derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1,2002 the Company has subleased approximately 2000 square feet of the warehouse space at approximately $18,000 per year.

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

On July 1, 2002,the Court granted the intervention motion of the Kenro plaintiffs, and, as a matter of law, denied Merchants' motion for summary judgement and granted the Company's cross-motion for summary judgement, and finding that the claims asserted against the Company in the Kenro lawsuit fell within the terms of the Merchants' policies. As a result, the Court ordered that Merchants has a duty to defend and indemnify the Company in the Kenro lawsuit. Additionally, the Court found alternatively, that the disclaimer of coverage by Merchants was untimely, so that Merchants would not be allowed to rely upon or raise any coverage defenses. The Court also found that the Company is entitled to be reimbursed for the legal fees that it incurred, and ordered that a hearing be conducted to determine the amount that Merchant owed.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

APO common stock currently trades on NASDAQ's OTC Electronic "Bulletin Board" and is currently traded under the symbol "APOA". The high and low prices of the common stock for the quarterly periods for the two years ending September 30,2001 are as follows:

                                                             Common
                                                      --------------------
      Quarter Ended                                    High           Low
      -------------                                    ----           ---

      December 31, 2001                               $ 1.01        $ 0.45
      March 31, 2002                                  $ 0.70        $ 0.09
      June 30, 2002                                   $ 0.50        $ 0.09
      September 30, 2002                              $ 0.15        $ 0.05

      December 31,2002                                $0.065        $0.015
      March 31,2003                                   $ 0.08        $0.031
      June 30,2003                                    $ 0.06        $0.026
      September 30, 2003                              $ 0.09        $0.053

----------
(a) Holders The number of holders of record of the Company's common stock as of September 30, 2003 was approximately 366.

(b) Dividends The Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 2003.Periods prior to 2002 have been restated to give effect for discontinued operations.

Statement of Operations Data:

                                              Fiscal  Year  Ended  September  30,
                              --------------------------------------------------------------------------
                                  2003            2002            2001            2000           1999
                                  ----            ----            ----            ----           ----
Revenue                       $47,448,232     $31,998,836     $24,143,949     $28,882,347    $30,747,128
Gross Profit                    1,978,024       2,198,162       2,524,717       2,763,830      2,579,870
Selling, General and
Administrative Expenses         2,323,949       2,515,907       2,303,284       2,648,967      2,432,167
Net Income (loss)
From continuing
operations                       (517,256)       (247,521)       (157,899)       (199,257)         5,104
Discontinued operations                           291,498          35,839          16,932        266,120
Extraordinary item                     --              --              --              --             --
Net Income (Loss)                (517,256)         43,977        (122,060)       (240,900)       271,224
Earnings per common
From continuing operations          $(.02)          $(.01)          $(.01)          $(.02)          $.00
Discontinued operations                              $.01            $.00            $.00           $.05
Extraordinary item                                   $.00            $.00           $(.00)          $.00
Earnings per
 Common Share                       $(.02)           $.00           $(.01)          $(.02)          $.05
Weighted Average
 Shares Outstanding            27,003,847      23,864,383      21,532,814      13,217,660      5,261,432

Balance Sheet Data:

                                           As of September 30,
                       --------------------------------------------------------------
                          2003         2002         2001         2000         1999
                          ----         ----         ----         ----         ----
Total  Assets          $3,698,086   $4,774,786   $4,115,102   $4,423,752   $4,259,980
Total  Liabilities      2,475,222    3,334,602    2,888,626    3,546,184    3,609,204
Stockholders' Equity    1,222,864    1,440,184    1,226,476      877,568      650,776

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for the fiscal years ended September 30, 2003 and 2002 have been adjusted to reflect the disposition of the veterinary division in February 2002 which are reported as discontinued operations.

Results of Operations

Comparison of Fiscal 2003 and 2002

Net sales for the year ended September 30, 2003 were $47,448,232 compared to $31,998,836 for the year ended September 30,2002, and increase of $15,449,396 (48.3%). The increase in sales is wholly attributable to the wholesale business as several products that the company distributed were in highly sought after. Gross margins for the year ended were $1,978,024 compared to $2,198,162 for the year ended September 30, 2002, a decrease of $220,138 (10.0%). The gross margin for the year ended September 30, 2003 was 4.2% compared to 6.9% for the year ended September 30, 2002. The margins declined as some of the wholesale products were generating a gross profit of only 1 % to 1.5% because of rising costs for those products without the ability to raise prices. In addition, the 24% declines in the value of the US Dollar versus the Canadian Dollar and the Euro has affected profit substantially. The margins on retail sales also declined due to increases in product costs and increased competition which did not allow the Company to raise prices.

Operating expenses which includes both selling and general and administrative expenses for the year ended September 30, 2003 were $2,323,949, compared to $2,515,907 for the year ended September 30, 2002. This was a decrease of $191,950 (7.6%).Selling expenses for the year ended September 30, 2003 were $576,250, compared to $842,212 for the year ended September 30, 2002. This was a decrease of $265,962 (31.5%). Advertising costs including catalogues and other printed materials decreased by approximately $260,000 in the year ended September 30, 2003. The Company eliminated its outside service which sent verified numbers to which it could fax advertising materials saving approximately $8,000 per month or $96,000 on an annual basis. All other selling expenses had minor changes from year to year decreasing by approximately $6,000.

General and administrative expenses for the year ended September 30,2003 were $1,742,699, compared to $1,673,695 for the year ended September 30,2002. This was an increase of $74,004 (4.4%). Consulting expenses increased from $81,642 to $250,200, an increase of $168,558. The Company was actively searching for possible combinations or acquisitions during the year ended September 30, 2003. The compensation for the consultants was done for stock in the Company issued after the Company filed several forms S-8 which did not affect the cash flow of the Company. Professional expenses including legal expenses were $46,220 in the year ended September 30, 2003 compared to $142,405 for the year ended September 30,2002, a decrease of $96,185. The Company's insurance carrier is defending the class action lawsuit in the State of Illinois, therefore the fees incurred by the Company has declined substantially. Officer's compensation for fiscal 2003 increased to $533,956 from $489,446 in fiscal 2002, an increase of $44,510, which includes bonuses of $156,732 in fiscal 2003 compared to $110,000 in fiscal 2002. All other expenses decreased by approximately $18,369 with no significant change in any one expense.

Comparison of Fiscal 2002 and 2001

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

Operating expenses which includes both selling expenses and general and administrative expenses for fiscal 2002 were $2,515,907 compared to $2,303,284 in fiscal 2001,an increase of $212,623 or 9.23%. Selling expenses for fiscal 2002 were $842,212 compared to $744,652 in fiscal 2001,an increase of $97,560 or 13.10%. Advertising costs including the cost of catalogues and mailing accounted for approximately $73,000 of the increases while shipping cost increased by an additional $32,000. Other selling expenses including commissions and travel showed small decreases.

General and administrative costs in fiscal 2002 were $1,673,695 compared to $1,558,632 in fiscal 2001, an increase of $115,063 or 7.38%. Officers compensation in fiscal 2002 increased to $489,446 from $425,600 in fiscal 2001, an increase of $63,846 which includes an incentive based bonus of $110,000 compared to a stock bonus of $86,100 in fiscal 2001.In fiscal 2001, the Company recorded a reversal of a fiscal 2000 profit sharing contribution which reduced fiscal 2001 general and administrative expenses by $50,000. There was no entry for profit sharing in fiscal 2002. In fiscal 2002, the Company incurred consulting expenses of $81,642 compared to $9,236 for fiscal 2001, an increase of $72,406. The majority of the consulting expenses incurred by the Company in 2002 was for reviewing possible acquisition and financing the proposed acquisitions, none of which were consummated. For fiscal 2003, the Company has determined that it will not actively seek acquisitions and that expenses incurred in 2002 for consulting will be non-recurring. Professional fees, primarily legal expenses in fiscal 2002 were $142,405 compared to $46,777 in fiscal 2001, an increase of $95,628. The increase was attributed to the Company's defense of a class action lawsuit instituted in the State of Indiana. The Company's insurance carrier is now defending the Company against the lawsuit, therefore the Company does not expect incur fees it incurred in fiscal 2002.

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

Liquidity and Capital Resources

As of September 30, 2003 the Company has net current working capital of $1,197,361 a decrease of $145,261 from September 30, 2002. The Company's cash flows from operations was $(12,522). At September 30,2003 the Company had a $3,000,000 credit facility of which approximately $2,000,000 was unused, For fiscal 2003, the Company has reduced both selling and general and administrative expenses by approximately $152,000 eliminating unnecessary expenses and revising some of the operations. The Company expects that consulting and other professional fees will be reduced by approximately $350,000 in fiscal 2004 which it estimated were non-recurring items with the above reductions the Company anticipates operations will provide positive cash flows based on the current sales volume.

Based upon the above factors, the Company believes that it has sufficient funds for operations for the next fiscal year.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Appears after Item 14.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None

ITEM 9(a) CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by APO Health, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of APO Health, Inc.'s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in APO Health, Inc.'s periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 2003. In August of 2003, Peter Steil resigned as President, CFO and Director. Dr. Jan Stahl is presently acting President and CFO in addition to his other duties.

     Name         Age                      Position
     ----         ---                      --------

Dr. Jan Stahl      55      Chairman, Chief Executive Officer, Chief Financial
                           Officer Secretary, Director

Peter Steil        55      President, Chief Financial Officer, Director

Kenneth Levanthal  48      Director

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

Lack of Independent Audit Committee

Despite the new Sarbanes-Oxley requirement to maintain an independent audit committee, the Company has not yet adopted a charter and has not yet formed an audit committee. The Company hopes to appoint an independent director to serve as chairman of the new audit committee, which it expects to adopt within the next six months.

Code of Ethics

Despite the Sarbanes-Oxley requirement to have a Board approved Code of Ethics adopted by the Company, we presently have not created or adopted such a Code. The Board of Directors intends to prepare and adopt a Code of Ethics within the next 90 days.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by executive officers and directors for the Company's most recent fiscal year compared with the previous two fiscal years. (Jan may very well

                              OWNERS AND MANAGEMENT

                                                            Long Term Compensation
                                                       --------------------------------
                                                                   Securities    All
                      Annual Compensation (1)          Restricted  Underlying   Other
Name & Principal  -------------------------------        Stock     Options of   Compen-
    Position      Year       Salary         Bonus        Awards (3)   SARS      sation
----------------  ----       ------         -----        ------       ----      ------
Jan Stahl,        2003      $222,150      $156,723 (2)   $34,666       -0-       -0-
CEO(1)            2002       246,446        77,000           -0-       -0-       -0-
                  2001       222,000           -0-        43,200       -0-       -0-

Peter Steil,      2003      $ 42,050      $    -0-       $   -0-       -0-       -0-
President(1)      2002        64,000        16,500           -0-       -0-       -0-
                  2001       124,800           -0-        43,200       -0-       -0-

Kenneth           2003        66,300      $    -0-       $12,067       -0-       -0-
Levanthal         2002        69,000      $ 16,500           -0-       -0-       -0-
                  2001        80,400           -0-           -0-       -0-       -0-

----------
(1) It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column.
(2) Dr. Stahl has waived his rights to $180,000 of his bonus for the benefit of the Company.
(3)  Restricted Stock awards in lieu of cash compensation.

The following table sets forth, as of September 30, 2003, certain information regarding the beneficial ownership of the Company's common stock.

                                                                 Percentage
                               Number of Shares Owned           Common Stock
      Name                   of Record and Beneficially        Outstanding(1)
      ----                   --------------------------        --------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                    11,112,512                    34.61%

Peter Steil
57 Hewlett Avenue
P.O. Box 750
Point Lookout, NY 11569                  40,000                     .125%

Kenneth Levanthal
24 Meadowbrook Road
Huntington Station, NY 11746            796,000                     2.48%

All Directors and Officers
As a Group                           11,948,512                    39.70%

----------
(1)  Based upon a total of 32,106,045 shares as of December 15, 2003

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR ENDED SEPTEMBER 30, 2003

The issuances of unregistered securities which occurred during the fiscal year were as follows:

Unless otherwise noted, each of the issuances described below is considered by the Company to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

During the fiscal year ended September 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus. These issuances were considered exempt from registration by reason of

Section 4(2) of the Securities Act of 1933. Also during that year, the Company sold 500,000 in a private placement which provided net proceeds to the Company of $280,000. The inventors of the private placements received warrants to acquire 1,500,000 shares of Company stock at $1.00 per share. Such warrants expire April 24, 2004. Those issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, and Regulation D of the Act, and Rule 506 promulgated thereunder

During the fiscal year ended September 30, 2002, the Company issued a total of 1,247,138 shares of common stock for consulting and other professional services valued at $89,731. In addition, the company issued 125,000 shares of common stock for the conversion of a $50,000 note payable and $50,000 shares of common stock as part of the acquisition of "Envirotech" valued at $30,000. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933

During the fiscal year ended September 30, 2003, the Company issued a total of 7,551,818 shares of common stock for consulting, compensation and other professional services valued at $300,206. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In conjunction with the acquisition 3,145,667 shares were issued to consultants associated with the acquisition. The consultants also received warrants to purchase 1,350,000 shares of the Company's stock at prices ranging from $1 to $2 that expire September 13, 2004. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In addition, a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. The investment relations consultant received warrants to purchase 1,000,000 share of Company stock at prices ranging from $1 to $2 per share. Such warrants expire June 5, 2006. That issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

On July 22, 2002,The Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27,2002,a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31,2007. That issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933

                                     PART IV

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

                                                                            PAGE
                                                                            ----

     1. Financial Statements:

              Report of Independent Certified Public Accountants.            F-1

              Balance Sheets as of September 30, 2003 and 2002.              F-2

              Statements of Operations for the years ended
              September 30, 2003, 2002 and 2001.                             F-3

              Statements of Changes in Stockholders' Equity
              For the years ended September 30, 2003, 2002 and 2001.         F-4

              Statements of Cash Flows for the years ended
              September 30, 2003, 2002 and 2001.                             F-5

              Notes to Consolidated Financial Statement.              F-6 - F-12

     2. Schedule II - Valuation and Qualifying Accounts.                    F-13

Financial statements and financial statement schedules that have been omitted are not required.

       (b)    Exhibits.

       21     List of subsidiaries.

       31.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.


     (c) Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APO HEALTH, INC.


Date: January 2, 2004                  By: /s/ Dr. Jan Stahl
                                           -------------------------------------
                                           Dr. Jan Stahl, Chairman,
                                           Chief Executive Officer, acting CFO
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 2, 2004                  By: /s/ Dr. Jan Stahl
                                           -------------------------------------
                                           Dr. Jan Stahl, Director


Date: January 2, 2004                  By: /s/ Kenneth Leventhal
                                           -------------------------------------
                                           Kenneth Leventhal, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
APO Health, Inc.
Oceanside, New York

We have audited the accompanying consolidated balance sheets of APO Health, Inc., and subsidiaries as of September 30, 2003 and 2002 the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended September 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for the years ended September 30, 2003,2002 and 2001 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedules referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Linder & Linder
Certified Public Accountants
Dix Hills, New York
December 9, 2003

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2003 and 2002

ASSETS
                                                             2003              2002
                                                             ----              ----
Current Assets
   Cash                                                  $   405,153       $   520,618
   Accounts receivable, net of allowance for
     doubtful accounts of $50,000 and $30,000              1,702,741         1,511,295
   Inventory                                               1,396,205         2,242,609
   Notes receivables                                           4,566           258,500
   Due from officers                                         108,905           113,905
   Deferred tax asset                                             --            12,000
   Other current assets                                       55,013            18,297
                                                         -----------       -----------
         Total Current Assets                              3,672,583         4,677,224

Property and Equipment, net of accumulated
     Depreciation of $98,992 and $88,496                      18,003            28,499
Deferred tax asset                                                --            61,563
Deposits                                                       7,500             7,500
                                                         -----------       -----------
         Total Assets                                    $ 3,698,086       $ 4,774,786
                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Bank notes payable                                    $ 1,008,123       $ 1,350,000
   Accounts payable                                          924,029         1,118,288
   Accrued compensation                                      248,483           200,718
   Customer deposits                                         294,587           665,596
                                                         -----------       -----------
         Total Current Liabilities                         2,475,222         3,334,602
                                                         -----------       -----------
Stockholders' Equity
   Preferred stock, $.01 par value, 2,000,000
     Shares authorized, 0 shares issued
   Common stock, $.0002 par value, 125,000,000
     Shares authorized, 32,106,045 and 24,554,227
     Shares issued and outstanding                             6,325             4,904
   Paid in capital                                         1,920,768         1,621,983
   Retained earnings (deficit)                              (704,229)         (186,703)
                                                         -----------       -----------
         Total Stockholders' Equity                        1,222,864         1,440,184
                                                         -----------       -----------
         Total Liabilities and Stockholders' Equity      $ 3,698,086       $ 4,774,786
                                                         ===========       ===========

See Accompanying Auditor' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                   2003               2002               2001
                                                   ----               ----               ----
Revenues                                      $ 47,448,232       $ 31,998,836       $ 24,143,949
Cost of revenues                                45,470,208         29,800,674         21,619,232
                                              ------------       ------------       ------------
Gross Margin                                     1,978,024          2,198,162          2,524,717

Operating Expenses
   Selling                                         576,250            842,212            744,652
   General and administrative                    1,747,699          1,673,695          1,558,632
                                              ------------       ------------       ------------
                                                 2,323,949          2,515,907          2,303,284

Income (loss) from operations                     (345,925)          (317,745)           221,433
                                              ------------       ------------       ------------
Other Expenses
Interest expense                                    92,446             94,790            153,698
Business acquisition costs                              --                 --            340,225
                                              ------------       ------------       ------------
Total other expenses                                92,446             94,790            493,923
                                              ------------       ------------       ------------
(Loss) before provision for income taxes          (438,371)          (412,535)          (272,490)
Provision for (recovery) of income tax              79,155           (165,014)          (114,591)

Income (loss) from continuing operations          (517,526)          (247,521)          (157,349)

Discontinued operations net of taxes of
$0, $195,059, and $23,892                               --            291,498             35,839
                                              ------------       ------------       ------------
Net Income (Loss)                             $   (517,526)      $     43,977       $   (122,060)
                                              ============       ============       ============

Earnings per common share and earnings
per common share assuming dilution
   From continuing operations                 $       (.02)      $       (.01)      $       (.01)
   Discontinued operations                             .00                .01                .00
   Extraordinary item                                  .00                .01                .00
                                              ------------       ------------       ------------
Net income (loss) per common shares           $       (.02)      $        .00       $       (.01)
                                              ============       ============       ============
Weighted average common Outstanding             27,003,847         23,864,383         21,532,814
                                              ============       ============       ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2003 2002, AND 2001

                                                                      Retained
                                   Common Stock        Paid-In        Earnings
                                Shares      Amount     Capital        (Deficit)      Totals
                                ------      ------     -------        ---------      ------
Balances,
September 30, 2000            14,216,422    $2,843    $  983,345     $(108,620)    $  877,568

Retroactive stock split        1,470,000        54           (54)
Issuance of stock for
Officers' bonus                  300,000       300        86,100                       86,400
Sale of stock                    500,000       100       279,900                      280,000
Recapitalization
Reverse acquisition            2,500,000       500          (500)
Issuance of stock
For services                   4,145,667       829       103,739                      104,568
Net loss                              --                              (122,060)      (122,060)
                              ----------    ------    ----------     ---------     ----------
Balances,
September 30, 2001            23,132,089     4,626     1,452,530      (230,680)     1,226,476

Conversion of loan payable       125,000        25        49,975                       50,000
Acquisition of subsidiary         50,000        10        29,990                       30,000
Issuance of stock
For services                   1,247,138       243        89,488                       89,731
Net Income                            --                                43,977         43,977
                              ----------    ------    ----------     ---------     ----------
Balances
September 30, 2002            24,554,227     4,904     1,621,983      (186,703)     1,440,184

Issuance of stock
For services                   7,551,818     1,421       298,785                      300,206
Net (Loss)                                                            (517,526)      (517,526)
                              ----------    ------    ----------     ---------     ----------

Balance
September 30, 2003            32,106,045    $6,325    $1,920,768     $(704,229)    $1,222,864
                              ==========    ======    ==========     =========     ==========

See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                                             2003          2002          2001
                                                             ----          ----          ----
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                          $(517,526)    $  43,977     $(122,060)
Adjustments to reconcile net income to net cash
   Net cash flows from operating activities
         Depreciation and amortization                        10,496        11,890        16,900
         Bad debts                                            20,000         2,515       (30,800)
         Deferred taxes                                       73,563        37,543        (1,457)
         Stock issued for services                           300,206        89,731       190,969
         Write off goodwill                                                125,537
Changes in:
         Accounts receivable                                (211,446)      256,569       429,560
         Inventory                                           846,404      (550,400)      203,124
         Other current assets                                (36,716)      147,638      (135,693)
         Accounts payable                                   (194,259)       62,171      (393,433)
         Accrued expenses                                     67,765       149,942      (153,188)
         Customers deposits payable                         (371,009)      665,596
                                                           ---------     ---------     ---------
Cash Flows provided by (used in)
                 Operating Activities                       (12,522)       967,623         3,922
                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivables                                            253,934      (258,500)
                                                           ---------     ---------     ---------
              Cash Flows provided by (used in)
              Investing Activities                           253,934      (258,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officer, net                                   (15,000)      (31,448)      (39,041)
Proceeds from bank notes payable, net                       (341,877)     (336,224)     (156,446)
Proceeds from sale of stock                                                     --       280,000
                                                           ---------     ---------     ---------
              Cash Flows provided by (used in)
                Financing Activities                        (356,877)     (367,672)       84,513
                                                           ---------     ---------     ---------

Net increase (decrease) in cash                             (115,645)      341,451        88,435

Cash Balances
   Beginning of Period                                       520,618       179,167        90,732
                                                           ---------     ---------     ---------

   End of Period                                           $ 405,153     $ 520,618     $ 179,167
                                                           =========     =========     =========

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

Advertising is expensed as incurred. For the years ended September 30, 2003, 2002 and 2001 advertising expense amounted to $72,029, $303,849 and $196,173, respectively.

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expensed as incurred.

The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense and amounted to $242,730, $272,036 and $240,709 for the years ended September 30, 2003, 2002 and 2001, respectively.

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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                     2003      2002       2001
                                                     ----      ----       ----
Cash paid during the year for:
         Interest                                  $ 92,477   $91,790   $143,901

Non-cash transaction:
         Note payable paid by issuance of stock               $50,000

Note 3 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000. The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (7.25% as of September 30, 2003). This agreement is for a period of three years through October 31,2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement. The credit facility provides that the Company maintain certain financial covenants.

Bank Notes Payable at September 30, 2002 and 2002 consist of the following:

                                                    2003                 2002
                                                    ----                 ----
Own Note Borrowing                               $1,008,123           $1,350,000

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                     2003              2002               2001
                                     ----              ----               ----
Current                            $ 5,592            (7,498)          $(89,242)
Deferred                            73,563            37,543             (1,457)
                                   -------          --------           --------
Total                              $79,155          $ 30,045           $(90,699)
                                   =======          ========           ========

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INCOME TAXES (continued)

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                              2003         2002          2001
                                              ----         ----          ----
Computed at the federal statutory
    Rate of 34%                              $    --     $ 25,168      $(72,338)
State income tax (benefit)                        --        4,441       (12,560)
Valuation allowance adjustment                73,563      (22,300)       22,300
Other adjustment                               5,592       22,736       (28,101)
                                             -------     --------      --------
Total                                        $79,155     $ 30,045      $(90,699)
                                             =======     ========      ========

The components of deferred taxes are as follows:

                                                              2003         2002
                                                              ----         ----
Deferred tax assets
   Allowance for doubtful accounts                          $20,000      $12,000
   Depreciation                                              12,000       11,693
   Net operating loss carryover, less
     Valuation allowance of $221,200                             --       27,300
   Change in valuation allowance                            (32,000)      22,300
                                                            -------      -------
Total deferred tax assets                                                 73,563
Less Current Portion                                             --       12,000
                                                            -------      -------
Non current deferred tax asset                              $    --      $61,563
                                                            =======      =======

The Company has a net operating loss carryover of approximately $376,000 to offset future taxable income. The carryover expires 2018. The Company has offset the deferred tax asset by a valuation of $221,200, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the year ended December 31, 2003, the valuation allowance increased by $221,200.

Note 5 - DISCONTINUED OPERATIONS

In February 2002, the Company sold the veterinary division of Universal Medical Distributors, Inc., including customer lists and catalogues for $550,000. In addition the Company sold its inventory related to the veterinary division. The Company wrote off the remaining goodwill associated with the veterinary division, which resulted in a pretax gain on the sale of $436,205. The financial statements for 2001 and 2000 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a total of $500,000 in cash (which includes the sale of inventory) and received a note in the amount of $250,000 for the balance which is due on January 31,2003.

In January, 2002, the Company acquired Envirotech Air Quality Services, Inc. ("Envirotech") for $25,000 in cash and 50,000 restricted shares of common stock. The Company sold "Envirotech" in August 2002 for $52,900, and recorded a pretax loss from discontinued operations of $22,930. In connection with the sale the Company received $44,400 in cash and a note in the amount of $8,500 receivable over a period of 19 months with interest at the rate of 18% per annum.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - COMMON STOCK ISSUANCES

During the fiscal year ended September 30, 2003, the Company issued a total of 7,551,818 shares of common stock for consulting, compensation and other professional services valued at $300,206 which includes compensation to officers in the approximate amount of $46,700.

During the fiscal year ended September 30, 2002,the Company issued a total of 1,247,138 shares of common stock for consulting and other professional services valued at $89,731. In addition, the company issued 125,000 shares of common stock for the conversion of a $50,000 note payable and $50,000 shares of common stock as part of the acquisition of "Envirotech" valued at $30,000.

During the fiscal year ended September 30, 2001, 300,000 shares of stock valued at $86,400 were issued to two officers as a bonus and the Company sold 500,000 shares in a private placement which provided net proceeds to the Company of $280,000. The investors in the private placements received warrants to acquire 1,500,000 shares of Company stock at $1.00 per share. Such warrants expire April 24, 2004. As of September 30, 2003, none of the warrants have been exercised.

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

In conjunction with the acquisition 3,145,667 shares were issued to consultants associated with the acquisition. The consultants also received warrants to purchase 1,350,000 shares of the Company's stock at prices ranging from $1 to $2 that expire September 13, 2004. As of September 30, 2003, none of the warrants have been exercised.

In addition, a consultant was issued 1,000,000 shares pursuant to a contract to provide investor relations services over the next twelve months. The investment relations consultant received warrants to purchase 1,000,000 share of Company stock at prices ranging from $1 to $2 per share. Such warrants were cancelled in fiscal 2002.

Stock Option Plan

On July 22,2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants. To date none of these shares have been exercised.

On July 22, 2002, The Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27, 2002, a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007. To date none of these warrants have been exercised.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Disclosure

The Company has adopted the disclosure only provision of SFAS 123, "Accounting for Stock Based Compensation". Under SFAS 123 employee warrants are valued at the grant date using the Black-Scholes valuation model. Had compensation cost for the Company's warrants been determined as prescribed by SFAS 123, pro forma net income (loss) and earnings per share for 2002 would have been changed as follows:


                                                       2003              2002
                                                    ---------          --------
Net Income (loss) as reported                       $(517,526)         $ 43,977
Pro forma compensation                                (65,028)          (52,253)
                                                    ---------          --------
Net Income (loss) pro forma                         $(587,554)         $ (8,276)
                                                    =========          ========
Diluted Earnings (loss) per share                   $    (.02)         $   (.00)
                                                    =========          ========

The estimated per share fair value of the warrants granted in July and September 2003 and 2002 were $.022 and $.079, and $.032 and $.025, respectively using the Black-Scholes option pricing model with the following assumptions:


                                                       2003              2002
                                                    ---------          --------
Dividend yield                                            0                  0
Volatility                                            78.10              76.44
Interest rate                                          2.82%              3.25%
Option life in months                                    47                 59


Note 7 - HOLDING COMPANY SPINOFF COSTS AND BUSINESS ACQUISITION COSTS

During fiscal 2001, the Company incurred $340,225 of non-recurring costs associated with the acquisition of APO.

Note 8 - LEASES

The Company leases 12,000 square feet in New York and a small sales office in Florida. Both leases are month-to-month with affiliated companies owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004 and the affiliate's underlying Florida lease expires in September 2001. Lease payments made by the Company approximate the payments due by the affiliated companies. Rental expense was $73,881, $73,183, and $76,665 for the years-ended September 30, 2002, 2001, and 2000, respectively.

On December 1, 2002 the Company entered into a sublease agreement to lease approximately 2000 square feet of its warehouse through November 30, 2005. The annual rental is $18,000 with annual increases of 4% on the anniversary date.

Future minimum lease payments are $74,364 in 2004 and $18,744 in 2005.

Note 9 - PROFIT SHARING PLAN

The Company established a profit sharing plan in 1992. All full-time employees as defined within the plan are eligible to participate. Contributions to the plan are discretionary and are determined at the Company's year end. The amount contributed or accrued to the profit sharing plan for the years ended September 30, 2003, 2002, and 2001, were $0, $0, and $0, respectively. During 2001, the
Company determined it will not make its 2000 pension contribution and recognized such contribution as income.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - COMMITMENTS AND CONTINGENCIES

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

Product Liability

Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company is self-insured for product liability claims.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of September 30, 2003, the Company had approximately $240,000 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base. For the years ended September 30, 2003, 2002 and 2001 the following customers had in excess of 10% of the total sales. No single vendor accounts for greater than 10% of purchases.

                                                2003         2002         2001
                                                ----         ----         ----
Customer A                                       38%          25%           16%
Customer B                                       12%          11%           11%
                                                ---          ---           ---
                                                 50%          36%           27%
                                                ===          ===           ===

Note 12 - Computation of Earnings Per Share

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

                                                   Year ended September 30,
                                                -------------------------------
                                                2003         2002          2001
                                                ----         ----          ----
Net income (loss) available for common
shareholders, basic and diluted            $  (517,526)  $     43,977  $  (122,060)
Weighted average common stock
Outstanding-Basic                           27,003,847     23,864,383   21,532,814
Net effect of dilutive stock options            *              *             *
Weighted average common stock and
Common stock equivalents-diluted            27,003,847     23,864,383   21,532,814
Basic earnings per share                         $(.02)          $.00        $(.01)
                                            ==========     ==========   ==========
*Antidilutive                                    $(.02)          $.00        $(.01)
                                            ==========     ==========   ==========

                                APO HEALTH, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                      Balance,                               Balance,
 Year Ended                         Beginning of                             End of
September 30,         Account         Period       Additions    Reduction    Period
-------------         -------         ------       ---------    ---------    ------
         2001     Allowance for
                  Doubtful accounts   $59,800        $     --    $(30,800)   $ 29,000

                  Allowance for
                  Deferred Taxes      $    --        $ 22,300    $     --    $ 22,300

         2002     Allowance for
                  Doubtful accounts   $29,000        $  1,000          --    $ 30,000

                  Allowance for
                  Deferred Taxes      $22,300        $     --    $(22,300)   $     --

         2003     Allowance for
                  Doubtful accounts   $30,000        $ 20,000          --    $ 50,000

                  Allowance for
                  Deferred Taxes      $   -0-        $221,200          --    $221,200