Form 10-Q
period 2003-12-31
APO HEALTH INC /NV/
filed 2004-02-12
CIK 1076607

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                         Commission file number 00030074



                                APO HEALTH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                     86-0871787
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                   Identification Number)


                 3590 Oceanside Road, Oceanside, New York 11575
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (800) 365-2839
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes [X] No


As of February 9, 2004, 32,106,045 shares of Common Stock of the issuer were issued.

                                APO HEALTH, INC.

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
 PART I - Financial Information

          Item 1   Financial Statements.

                   Consolidated Balance Sheet as of
                   December 31, 2003 and September 30, 2002.               3

                   Consolidated Statement of Income for the three
                   months ended December 31, 2003 and 2002.                4

                   Consolidated Statement of Cash Flows for the
                   three months ended December 31, 2003 and 2002.          5

                   Notes to Consolidated Financial Statements.             6- 11

          Item 2   Management's Discussion and Analysis
                   or Plan of Operations.                                  12-13


 PART II - Other Information

          Item 1   Legal Proceedings.                                      14-15

          Item 2   Changes in Securities and Use of Proceeds.              15

          Item 3   Default upon Senior Securities.                         15

          Item 4   Submission of Matters to a Vote of Security Holders.    15

          Item 5   Other Information.                                      15

          Item 6   Exhibits and Reports on Form 8-K.                       15

 Signatures                                                                16

                         PART I - FINANCIAL INFORMATION

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,   September 30,
                                                                                 2003           2003
                                                                             -----------    -----------
                                                                             (Unaudited)

                                     ASSETS
Current Assets:
   Cash                                                                      $    28,473    $   405,153
   Accounts Receivable, net of allowance
      for doubtful accounts of $50,000 and $50,000                             2,033,903      1,702,741
   Inventory                                                                   1,790,934      1,396,205
   Note receivable                                                                 3,796          4,566
   Due from Officers                                                             108,905        108,905
   Other Current Assets                                                           60,464         55,013
                                                                             -----------    -----------
         Total Current Assets                                                  4,026,475      3,672,583

Property and Equipment, net of accumulated
   depreciation of $76,096 and $98,992                                            15,533         18,003
Deposits                                                                           7,500          7,500
                                                                             -----------    -----------
         Total Assets                                                        $ 4,049,508    $ 3,698,086
                                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                                        $ 1,388,118    $ 1,008,123
   Accounts Payable                                                              529,745        924,029
   Accrued Compensation                                                          250,440        248,483
   Customer Deposits                                                             547,576        294,587
                                                                             -----------    -----------
         Total Current Liabilities                                             2,715,879      2,475,222
                                                                             -----------    -----------

Stockholders' Equity:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 32,106,045
     and 32,106,045 shares issued and outstanding                                  6,325          6,325
   Paid-in Capital                                                             1,920,768      1,920,768
   Retained Earnings (Deficit)                                                  (593,464)      (704,229)
                                                                             -----------    -----------
         Total Stockholders' Equity                                            1,333,629      1,222,864
                                                                             -----------    -----------

         Total Liabilities and Stockholders' Equity                          $ 4,049,508    $ 3,698,086
                                                                             ===========    ===========

                                      - 3 -

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2003 AND 2002 (UNAUDITED)


                                                      2003                  2002
                                                 ------------          ------------
Revenue                                          $  7,389,987          $ 11,664,766
Cost of Revenue                                     6,746,816            11,105,136
                                                 ------------          ------------
Gross Margin                                          637,171               559,630
                                                 ------------          ------------

Operating Expenses
   Selling Expense                                    163,845               156,099
   General and Administrative Expenses                339,831               326,860
                                                 ------------          ------------
                                                      503,676               482,959
                                                                       ------------

Income from Operations                                133,495                76,671
Interest Expense                                      (22,730)              (27,126)
                                                 ------------          ------------
Income before Provision for Income Taxes              110,765                49,545
Provision for Income Taxes                                 --                19,818
                                                 ------------          ------------

Net Income                                       $    110,765          $     29,727
                                                 ============          ============

Basic and diluted
Earnings per common share                        $       .003          $       .001
                                                 ============          ============

Weighted Average Common Shares
   Outstanding                                     32,106,045            24,554,227
                                                 ============          ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2003 AND 2002 (UNAUDITED)


                                                          2003                 2002
                                                      -----------          -----------

Cash Flow From Operating Activities:
Net Income                                            $   110,765          $    29,727
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
   Depreciation and Amortization                            2,470                2,624
   Deferred Taxes                                              --               19,818
Changes In:
   Accounts Receivable                                   (331,162)          (1,028,167)
   Inventory                                             (394,729)             538,667
   Other Current Assets                                    (5,451)               7,263
   Accounts Payable                                      (394,284)             354,611
   Accrued Expenses                                         1,957              (85,485)
   Customer Deposits                                      252,989             (431,330)
                                                      -----------          -----------

Cash Flows from Operating Activities                     (757,445)            (592,272)
                                                      -----------          -----------

Cash Flows from Investing Activities:
Reduction in Notes Payable                                    770               99,458
                                                      -----------          -----------

Cash Flows from Financing Activities                          770               99,458
                                                      -----------          -----------

Cash Flows from Financing Activities:
Proceeds (Payment) on Bank Notes Payable, Net             379,995              430,776
                                                      -----------          -----------

Cash Flows from Financing Activities                      379,995              430,776
                                                      -----------          -----------

         Net Increase (Decrease) in Cash                 (376,880)             (62,048)
                                                      -----------          -----------

Cash Balances:
Beginning of Period                                       405,153              520,618
                                                      -----------          -----------

End of Period                                         $    28,473          $   458,570
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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended September 30, 2003 filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2003 are not necessarily indicative of results expected for the entire fiscal year ended September 30, 2004.

Note 1 ACCOUNTING POLICIES

Nature of business and basis of consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August, 1978. The Company, and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

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

The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets by reviewing such assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable.

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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                             2002                      2002
                                         ------------              ------------
Cash paid during the year for:
         Interest                        $   22,730                $   27,126
         Income taxes                             -                         -


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

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:


                                            2003              2002
                                          --------          --------
Current                                   $ 44,298          $ 19,818
Utilization of net operating loss          (44,298)          (19,818)
Deferred                                        --            19,818
                                          --------          --------

Total                                     $     --          $ 19,818
                                          ========          ========

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

                                                    2003              2002
                                                  --------          --------
Computed at federal statutory rate of 34%         $ 37,653          $ 16,845
State income tax                                     6,645             2,973
Utilization of net operating loss                  (44,298)               --
                                                  --------          --------


Total                                             $     --          $ 19,818
                                                  --------          --------

The components of deferred taxes are as follows:

                                                    December 31,         September 30,
                                                       2003                  2003
                                                     --------              --------
Deferred tax assets
   Allowance for doubtful accounts                   $ 20,000              $ 20,000
   Depreciation                                        12,000                12,000
   Net operating loss carryover, less
Valuation allowance of $176,900 and $221,200               --                    --
Reversal of valuation allowance                       (32,000)              (32,000)
                                                     --------              --------
Total deferred tax assets                                  --                    --
                                                     --------              --------
Non current deferred tax asset                       $                     $
                                                     ========              ========

The Company has a net operating loss carryover of approximately $265,000 to offset future taxable income. The carryover expires 2018. The Company has offset the deferred tax asset by a valuation allowance of $176,900, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  5  -  COMMON  STOCK

Stock Option Plan

On July 22 2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants. To date none of these shares have been issued.

On July 22 2002 the Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27, 2002, a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007.

Stock Options

In April, 2001, investors in a private placement received warrants to acquire 1,500,000 shares of Common stock at $1.00 per share. These warrants expire on April 24, 2004. To date none of these warrants have been exercised.

In June, 2001, consultants received warrants to acquire 1,350,000 shares of Common stock at prices ranging from $1.00 to $2.00 that expire on September 14, 2004. To date none of these warrants have been exercised.

In June, 2001. a consultant received warrants to acquire 1,000,000 shares of Common stock at prices ranging from $1.00 to $2.00 that expire on June 5, 2006. To date none of these warrants have been exercised.

Note 6 - LEASES

The Company leases 12,000 square feet in New York. The lease is on a month-to-month basis with an affiliated company owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004. Lease payments made by the Company approximate the payments due by the affiliated companies. On December 1, 2002 the Company entered into a sublease agreement to lease approximately 2,000 square feet of its warehouse through November 30, 2005.

Future minimum lease payments are as follows:
   Year ended December 31,2004                       $74,900

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  7 -  COMMITMENTS  AND  CONTINGENCIES

Litigation

There is an action pending in the Circuit/Superior Court of Marion County; Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involves unsolicited broadcast faxes sent in the state and has been certified as a class action suit. The Company has petitioned the court to certify its class action for interlocutory appeal. The Company has filed a suit seeking indemnification by or contribution from the vendors who sent the faxes on behalf of the Company. It is the Company's belief and contention that damages, if any, which may be awarded to the plaintiff are covered by insurance up to policy limits.

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

On January 28, 2004, the Company announced that it had reached an out of court settlement in the unsolicited broadcast fax class action lawsuit by Kenro, Inc. Details of the settlement will be approved by the court which must approve the settlement before it becomes final. Mediation in this matter was ordered by the court.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation (continued)

The Company's attorneys agreed to settle the litigation for up to $4.5 million which will be placed in a settlement fund created and completely covered by the Company's insurer. Once approved by the court, notice of settlement will be faxed to a list of fax numbers belonging to the class action plaintiffs. As a result of the settlement, if approved, the Company will have no out of pocket expenses related to the creation or management of the Settlement Fund.

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

Note 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of December 30, 2003, the Company had $123,000 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

Results of Operations

Revenue for the three months ended December 31, 2003 was $7,389,987 compared to $11,664,776 for the three months ended December 31, 2002. This decrease of $4,274,779 or 36.6% was a result of a large decrease in sales to wholesale distributors. The Company reduced sales of items which were generating gross margins of 1.0% to 1.5 % as it searched for new sources for these products which would generate a higher gross margin.

Cost of revenue for the three months ended December 31, 2003 was $6,746,816 compared to $11,105,136 for the three months ended December 31, 2002. This was a decrease in cost of revenue of $4,358,320 or 39.9%. As a result, the gross margins increased to 8.6% from 4.8%, an improvement of approximately 80.0%. The Company reduced its reliance on low gross profit margin items and concentrated more on its retail dental supply sales and medical supply sales which have higher gross profit margins. The Company expects medical sales to rise at the end of the next quarter when it releases its new catalogue at the end of March, 2004 or the beginning of April, 2004.

Selling expenses for the three months ended December 31, 2003 were $163,845 compared to $156,099 for the three months ended December 31, 2002, an increase of $7,746 or 5.0%. Categories of selling expenses, which showed increases, were shipping ($14,189), commissions ($29,133), and telephone expense ($2,950). Categories of selling expenses which showed decreases were advertising ($19,855), postage and mailing ($9,327) and travel and entertainment ($9,313). The large increase in commissions were a result of sales generated by outside sources. The advertising expense decrease was due to the elimination of faxing to customers and that the new medical catalogue has not yet been released. Postage and mailing decreased because the new catalogue was not yet available for distribution. The Company also reduced travel and entertainment expense as the sales personnel spent more effort on the phone rather than meeting with customers.

General and administrative expenses for the three months ended December 31, 2003 were $339,831 compared to $326,860 for the three months ended December 31, 2002, an increase of $12,971 or 4.0%. Total compensation including payroll taxes and medical benefits increased by $8,916 which was the largest increase in general and administrative expenses. Costs associated with the new filing requirements of the Sarbanes-Oxley Act of 2002 increased professional and accounting expenses by approximately $7,500. All other categories of general and administrative expenses had minor increases or decreases.

Interest expense for the three months ended December 31, 2003 was $22,730 compared to $27,126 to the three month period ended December 31, 2002, a decrease of $4,396 as the average daily balance outstanding on its line of credit decreased from the prior years period.

Liquidity and Capital Resources

As of December 31, 2003, the Company had net working capital of $1,3910,596, an increase of $113,235 from September 30, 2003, as a result of the net income generated during the period. At December 31, 2003, the Company had a $3,000,000 credit facility of which approximately $1,620,000 was unused which gives the Company the ability to finance additional revenue and inventory.

For fiscal 2004, the Company has reduced its budget for both selling and general and administrative expenses by approximately $250,000 eliminating unnecessary expenses and revising some of the operations. In addition, the Company expects that consulting fees which were non-recurring items will be eliminated. The above reductions will increase the Company's profitability based on current sales volume.

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

On January 28, 2004, the Company announced that it had reached an out of court settlement in the unsolicited broadcast fax class action lawsuit by Kenro, Inc. Details of the settlement will be approved by the court which must approve the settlement before it becomes final. Mediation in this matter was ordered by the court.

The Company's attorneys agreed to settle the litigation for up to $4.5 million which will be placed in a settlement fund created and completely covered by the Company's insurer. Once approved by the court, notice of settlement will be faxed to a list of fax numbers belonging to the class action plaintiffs. As a result of the settlement, if approved, the Company will have no out of pocket expenses related to the creation or management of the Settlement Fund.


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

                                        APO HEALTH, INC.



Date: February 9, 2004                  By: /s/  Dr. Jan Stahl
                                            --------------------------------
                                            Dr. Jan Stahl, Chairman
                                            Chief Executive Officer
                                            And Secretary
                                            (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: February 9, 2004                  By: /s/  Dr. Jan Stahl
                                            -----------------------------------
                                            Dr. Jan Stahl, Director


Date: February 9, 2004                  By: /s/  Kenneth Leventhal
                                            -----------------------------------
                                            Kenneth Leventhal, Director

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Dr. Jan Stahl, Chief Executive and Financial Officer of APO Health, Inc., certify that:

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

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





Dated: February 9, 2004          By: /s/  Dr. Jan Stahl
                                     -----------------------------------
                                     Dr. Jan Stahl
                                     Chief Executive and Financial
                                     Officer and Director