Form 10-Q/A
period 2003-12-31
APO HEALTH INC /NV/
filed 2004-02-25
CIK 1076607

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                         Commission file number 00030074

                                APO HEALTH, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                              86-0871787
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                 3590 Oceanside Road, Oceanside, New York 11575
                    (Address of principal executive offices)

                                 (800) 365-2839
                           (Issuer's Telephone Number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X|  No |_|

As of February 1, 2004, 32,106,045 shares of Common Stock of the issuer were issued.

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

                         PART I - FINANCIAL INFORMATION

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       December 31,   September 30,
                                                          2003            2003
                                                       -----------     -----------
                                                       (Unaudited)
                        ASSETS
Current Assets:
   Cash                                                $    28,473     $   405,153
   Accounts Receivable, net of allowance
      for doubtful accounts of $50,000 and $50,000       2,033,903       1,702,741
   Inventory                                             1,790,934       1,396,205
   Note receivable                                           3,796           4,566
   Due from Officers                                       108,905         108,905
   Other Current Assets                                     60,464          55,013
                                                       -----------     -----------
         Total Current Assets                            4,026,475       3,672,583

Property and Equipment, net of accumulated
   depreciation of $76,096 and $98,992                      15,533          18,003
Deposits                                                     7,500           7,500
                                                       -----------     -----------
         Total Assets                                  $ 4,049,508     $ 3,698,086
                                                       ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                  $ 1,388,118     $ 1,008,123
   Accounts Payable                                        529,745         924,029
   Deferred Compensation                                   250,440         248,483
   Customer Deposits                                       547,576         294,587
                                                       -----------     -----------
         Total Current Liabilities                       2,715,879       2,475,222
                                                       -----------     -----------

Stockholders' Equity:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 32,106,045
     and 32,106,045 shares issued and outstanding            6,325           6,325
   Paid-in Capital                                       1,920,768       1,920,768
   Retained Earnings (Deficit)                            (593,464)       (704,229)
                                                       -----------     -----------
         Total Stockholders' Equity                      1,333,629       1,222,864
                                                       -----------     -----------
         Total Liabilities and Stockholders' Equity    $ 4,049,508     $ 3,698,086
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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                       2002              2002
                                                    ----------        ----------
Cash paid during the year for:
         Interest                                   $   22,730        $   27,126
         Income taxes                                       --                --

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

Bank Notes Payable of the following:

                                                   December 31,    September 30,
                                                       2003            2003
                                                   ------------    -------------

Own Note Borrowing                                  $1,388,118      $1,008,123

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                                           2003           2002
                                                          -------        -------
         Current                                          $    --        $    --
         Deferred                                              --         19,818
                                                          -------        -------
         Total                                            $19,818        $12,637
                                                          =======        =======

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

                                                             2003         2002
                                                           --------     --------
         Computed at federal statutory rate of 34%         $ 37,653     $ 16,845
         State income tax                                     6,645        2,973
         Valuation allowance adjustment                     (44,298)          --
         Other adjustments                                       --           --
                                                           --------     --------
         Total                                             $     --     $ 19,818
                                                           ========     ========

The components of deferred taxes are as follows:

                                                        December 31,  September 30,
                                                            2003          2003
                                                        ------------  -------------
         Deferred tax assets
            Allowance for doubtful accounts               $ 20,000     $ 20,000
            Depreciation                                    12,000       12,000
            Net operating loss carryover, less
         Valuation allowance of $176,900 and $221,200           --           --
         Reversal of valuation allowance                   (32,000)     (32,000)
                                                          --------     --------
         Total deferred tax assets                              --           --
         Less Current Portion
                                                          --------     --------
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

Future minimum lease payments are as follows:

   Year ended December 31, 2004                                  $74,900

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

                                        APO HEALTH, INC.


Date: February 5, 2004                  By: /s/  Dr. Jan Stahl
                                           -------------------------------------
                                           Dr. Jan Stahl, Chairman
                                           Chief Executive Officer
                                           And Secretary
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: February 5, 2004                  By: /s/  Dr. Jan Stahl
                                           -------------------------------------
                                           Dr. Jan Stahl, Director


Date: February 5, 2004                  By: /s/  Kenneth Leventhal
                                           -------------------------------------
                                           Kenneth Leventhal, Director