Form 10-Q
period 2004-03-31
APO HEALTH INC /NV/
filed 2004-05-17
CIK 1076607

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                        Commissions file number 00030074
                                                --------

                                APO HEALTH, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                  86-0871787
    -------------------------------               ----------------------
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

                                  Yes _X_   No


As of April 26, 2004, 34,106,045 shares of Common Stock of the issuer were issued.

                                APO HEALTH, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

     ITEM 1   FINANCIAL STATEMENT.

                 Consolidated Balance Sheet as of
                 March 31, 2004 and September 30, 2003.                    3

                 Consolidated Statement of Income for the three and
                 six Months ended March 31, 2004 and 2003.                 4

                 Consolidated Statement of Cash Flows for the
                 Six months ended March 31, 2004 and 2003.                 5

                 Notes to Consolidated Financial Statements.             6 - 10

     ITEM 2      Management's Discussion and Analysis
                 Or Plan of Operations.                                  11-12


PART II - OTHER INFORMATION

     ITEM 1      Legal Proceeding.                                       12

     ITEM 2      Changes in Securities and Use of Proceeds.              12-13

     ITEM 3      Default upon Senior Securities.                         13

     ITEM 4      Submission of Matters to a Vote of Security Holders.    13

     ITEM 5      Other Information.                                      13

     ITEM 6      Exhibits and Reports on Form 8-K.                       13

SIGNATURES                                                               13

                         PART I - FINANCIAL INFORMATION

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31,      SEPTEMBER 30,
                                                                   2004             2003
                                                               -----------      -----------
                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash                                                        $   268,787      $   405,153
   Accounts Receivable, net of allowance
      for doubtful accounts of $50,000 and
      $50,000                                                    1,470,040        1,702,741
   Inventory                                                     2,668,444        1,396,205
   Note receivable                                                      --            4,566
   Due from Officers                                                60,000          108,905
   Other Current Assets                                            161,712           55,013
                                                               -----------      -----------
         Total Current Assets                                    4,628,983        3,672,583
                                                               -----------      -----------
Property and Equipment, net of accumulated
   depreciation of $78,566 and $98,992                              13,063           18,003
Deposits                                                             7,500            7,500
                                                               -----------      -----------
         Total Assets                                          $ 4,649,546      $ 3,698,086
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Notes Payable                                          $ 1,011,212      $ 1,008,123
    Cash Overdraft                                                 186,651               --
   Accounts Payable                                              1,313,542          924,029
   Accrued Compensation                                            198,790          248,483
   Customer Deposits                                               446,893          294,587
                                                               -----------      -----------
         Total Current Liabilities                               3,157,088        2,475,222
                                                               -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 34,106,045
     and 32,106,045 shares issued and outstanding                    6,725            6,325
   Paid-in Capital                                               2,040,368        1,920,768
   Retained Earnings (Deficit)                                    (554,635)        (704,229)
                                                               -----------      -----------
         Total Stockholders' Equity                              1,492,458        1,222,864
                                                               -----------      -----------

         Total Liabilities and Stockholders' Equity            $ 4,649,546      $ 3,698,086
                                                               ===========      ===========

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                       MARCH 31, 2003 AND 2002 (UNAUDITED)

                                                  THREE MONTHS                     SIX MONTHS
                                         ----------------------------    ----------------------------
                                              2004            2003           2004             2003
                                         ------------    ------------    ------------    ------------
Revenue                                  $ 13,859,543    $ 10,570,735    $ 21,243,530    $ 22,235,501
Cost of Revenue                            13,255,203       9,996,141      20,002,019      21,101,277
                                         ------------    ------------    ------------    ------------
Gross Margin                                  604,340         574,594       1,241,511       1,134,224
                                         ------------    ------------    ------------    ------------

Operating Expenses
   Selling Expense                            210,766         111,189         374,611         267,288
   General and Administrative Expenses        420,168         533,546         759,999         860,406
                                         ------------    ------------    ------------    ------------
                                              630,934         644,735       1,134,610       1,127,694
                                         ------------    ------------    ------------    ------------

Income (Loss) from Operations                 (26,594)        (70,141)        106,901           6,530

Other Income (Expense)
Recovery of Litigation Expense                 92,755              --          92,755              --
Interest Expense                              (27,332)        (28,280)        (50,062)        (55,406)
                                         ------------    ------------    ------------    ------------
                                               64,423         (28,280)         42,693         (55,406)
                                         ------------    ------------    ------------    ------------
Income (loss) before Provision for
Income Taxes                                   37,829         (98,421)        149,594         (48,876)
Provision for Income Taxes                         --         (19,818)             --              --
                                         ------------    ------------    ------------    ------------

Net Income                               $     37,289    $    (78,683)   $    149,594    $    (48,876)
                                         ============    ============    ============    ============
Basic and Diluted Earnings
   Per Common Share:
Total                                    $        .00    $       (.00)   $        .00    $       (.00)
                                         ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding                             33,439,378      25,441,560      32,772,712      24,997,893
                                         ============    ============    ============    ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                       MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                      2004             2003
                                                  -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                        $   149,594      $   (48,876)
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                           4,940            5,248
Allowance For Doubtful Accounts                            --           20,000
Stock Issued for Services                                  --           55,500
Changes In:
  Accounts Receivable                                 232,701         (613,810)
  Other Receivables                                        --          152,515
  Inventory                                        (1,272,239)         710,064
  Other Current Assets                                 13,301          (17,446)
  Accounts Payable                                    389,513          622,575
  Accrued Expenses                                       (788)          68,924
Customer Deposits Payable                             152,306         (538,928)
                                                  -----------      -----------
Cash Flows from Operating Activities                 (330,672)         415,766
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft                                        186,651               --
Notes Receivable                                        4,566               --
Proceeds (Payment) on Bank Notes Payable, Net           3,089         (686,941)
                                                  -----------      -----------
Cash Flows from Financing Activities                  194,306         (686,941)
                                                  -----------      -----------
Net (Decrease) in Cash                               (136,366)        (271,175)
                                                                   -----------

CASH BALANCES:
Beginning of Period                                   405,153          520,618
                                                  -----------      -----------

End of Period                                     $   268,787      $   249,443
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

The results of Operations for the six months ended March 31, 2004 are not necessarily indicative of results expected for the entire fiscal year ended September 30, 2004.


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

Earnings Per Share, Basic .Net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

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


NOTE 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                        2003         2003
                                                      --------     --------
Cash paid during the year for:
         Interest                                     $ 50,062     $ 55,406

Non-cash transaction:

         Common Stock Issued for Consulting
           And Professional Fees                      $120,000     $ 55,500
         Repayment of Officers' Loan by reduction
           In Accrued Compensation                      60,000


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

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                                           2004        2003
                                                         --------    --------
         Current                                         $ 59,850    $     --
         Utilization of net operating loss                (59,850)         --
         Deferred                                              --          --
                                                         --------    --------
         Total                                           $     --    $     --
                                                         ========    ========

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

         Computed at federal statutory rate of 34%       $ 50,862    $     --
         State income tax                                   8,988          --
         Utilization of net operating loss                (59,850)         --
                                                         --------    --------


         Total                                           $     --    $     --
                                                         --------    --------

The components of deferred taxes are as follows:

                                                         March 31, September 30,
                                                           2004        2003
                                                         --------  -------------
         Deferred tax assets
            Allowance for doubtful accounts              $ 20,000    $ 20,000
            Depreciation                                   12,000      12,000
            Net operating loss carryover, less valuation
              allowance of $176,900 and $221,200               --          --
            Reversal of valuation allowance               (32,000)    (32,000)
                                                         --------    --------
         Total deferred tax assets                       $     --    $     --
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

NOTE 5 - COMMON STOCK

On January 29, 2004, the Company entered into an Investment Banking agreement with Sloan Securities Corp. ("SSC") to provide financing and advisory and investment banking services for a period of one year from the date of the agreement. In consideration for these services, the Company issued to an affiliate of SSC 2,000,000 share of restricted common stock in the Company valued at $120,000.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMON STOCK (CONTINUED)

In January of 2004, the Company adopted a Special Compensation Warrant Agreement, whereby the Company would issue warrants under the following circumstances: (i) in exchange for consulting services; (ii) as consideration for accepting additional corporate responsibilities; or (iii) as consideration in special circumstances to be determined and pre-approved by the Board. A total of 3,500,000 Special Compensation Warrants were created, exercisable at $0.025 per share, for an exercise period of three years. In 2003, Dr. Stahl accepted the additional responsibility of acting as Chief Financial Officer. Also, during 2003, Dr. Stahl reduced the percentage by which his bonus was to be calculated from 1 1/2% to 1%. On January 9, 2004, the Board authorized the issuance of 2,300,000 of the special compensation warrants to various officers and professionals for services rendered.

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

Future minimum lease payments are as follows:
   Year ended December 31, 2004                      $54,500

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation
----------
There was an action in the Circuit/Superior Court of Marion County; Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involved unsolicited broadcast faxes sent in the state and had been certified as a class action suit.

On January 28, 2004, the Company announced that it had reached an out of court settlement in the unsolicited broadcast fax class action lawsuit by Kenro, Inc. The Company's attorneys agreed to settle the litigation for up to $4.5 million that will be placed in a settlement fund created and completely covered by the Company's insurer. As a result of the settlement, the Company will have no out of pocket expenses related to the creation or management of the Settlement Fund.


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

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of March 31, 2004, the Company had $168,903 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

Revenue for the six months ended March 31, 2004 was $21,243,530, a decrease of $991,971 or 4.5% compared to the six months ended March 31, 2003. The decrease was attributable to a reduction in the sale of health, beauty aids and other pharmaceutical products to wholesale distributors as margins on these products decreased. Where product was available for sale but the margins were such that the Company would not be able to generate a profit, the Company declined to sell those products. Cost of sales for the six months ended March 31, 2004 was $20,002,019, a decrease of $1,099,258 or 5.8% compared to the six months ended March 31, 2003.The gross profit for the six months ended March 31, 2004 was $1,241,511 or approximately 5.8% compared to $1,134,224 or 5.1% for the six months ended March 31, 2003. The Company is in the process of preparing a new medical catalogue for medical supplies. It anticipates that this new catalogue will aid in the increase of the sale of medical supplies which have higher gross profit margins than many of the other products and increase the overall gross profit margin of the Company.

Selling expenses for the six months ended March 31, 2004 were $374,611, an increase of $107,323 or 40.2% compared to $267,288 for the six months ended March 31, 2003. Freight costs increased by $43,312 and commissions increased by $70,526 while advertising and related costs decreased by approximately $19,277. Other selling costs increased by approximately $12,762. Advertising costs over the next three to six months will increase as the Company completes and distributes its new medical supply catalogue.

General and administrative expenses for the six months ended March 31, 2004 were $759,999 a decrease of $100,407 or 11.7% compared to the six months ended March 31, 2003. Included in general and administrative expenses in 2003 was a bonus of $152,500 to one of the officers for attaining certain sales levels included in his employment agreement. For the six months ended March 31, 2004, this bonus has been waived. Exclusive of the prior year's bonus, payroll and related costs increased by approximately $27,000. Professional fees, including accounting, consulting and legal expenses declined by approximately $18,500 in 2004. There were no other material increases or decreases in any one category of general and administrative expenses.

There was a final settlement of litigation against the Company in January 2004 and as a result the Company was reimbursed all legal expenses incurred in prior years by its insurance company.

Interest expense for the six months ended March 31, 2004 was $50,062, a decrease of $5,344 form the six month period ended March 31, 2003. The financing agreement provides for all collections to be applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. As a result the average daily balance outstanding on the line of credit has been reduced. The financing agreement allows the Company greater flexibility in its ability to finance increased sales and additional inventory.

FINANCIAL CONDITION
-------------------

As of March 31, 2004, The Company had net working capital of $1,471,895, an increase of $275,534 from September 30, 2003 as a result of the net income generated during the period. At March 31, 2004, the Company had a $3,000,000 credit facility of which approximately $1,620,000 was unused which gives the Company the ability to finance additional revenue and inventory.

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


                           PART II - OTHER INFORMATION

                                APO HEALTH, INC.

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

There was an action in the Circuit/Superior Court of Marion County; Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involved unsolicited broadcast faxes sent in the state and had been certified as a class action suit.

On January 28, 2004, the Company announced that it had reached an out of court settlement in the unsolicited broadcast fax class action lawsuit by Kenro, Inc. The Company's attorneys agreed to settle the litigation for up to $4.5 million that will be placed in a settlement fund created and completely covered by the Company's insurer. As a result of the settlement, the Company will have no out of pocket expenses related to the creation or management of the Settlement Fund.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
Sales of Unregistered Securities during the Quarter ended March 31, 2004.

In January of 2004, the Company adopted a Special Compensation Warrant Agreement, whereby the Company would issue warrants under the following circumstances: (i) in exchange for consulting services; (ii) as consideration for accepting additional corporate responsibilities; or (iii) as consideration for the reduction by Dr. Stahl in the percentage by which his bonus was to be calculated. A total of 3,500,000 Special Compensation Warrants were created, exercisable at $0.025 per share, for an exercise period of three years. Dr. Stahl accepted the additional responsibility of acting as Chief Financial Officer. Also, during 2003, Dr. Stahl reduced the percentage by which his bonus was to be calculated from 1 1/2% to 1%. In total, on January 9, 2004, the Board authorized the issuance of 2,300,000 special compensation warrants to officers and consultants for legal services.

On January 29, 2004, we issued to an Investment Banker 2,000,000 shares of the Company's Common Stock. On that date, the Company entered into an Investment Banking agreement with Sloan Securities Corp. ("SSC") to provide financing and advisory and investment banking services for a period of one year from the date of the agreement. The issuance is considered exempt from registration by reason of Section 4(2) Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES
---------------------------------------
None.

ITEM  4  -  SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------------
None.

ITEM 5 - CONTROLS AND PROCEDURES
--------------------------------

In the second quarter of fiscal 2004, the Company implemented controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934). The Chief Financial Officer performed an evaluation and concluded that the disclosure controls and procedures were effective as of March 31, 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APO HEALTH, INC.

Date:  May 7, 2004                             By: /s/ Dr. Stahl.    Jan Stahl
                                                   ---------------------------
                                                   Dr. Jan Stahl, Chairman
                                                   Chief Executive Officer
                                                      And Secretary
                                                   (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May 7, 2004                             By: /s/ Dr. Stahl
                                                   --------------
                                                   Dr. Jan Stahl, Director


Date:  May 7, 2004                             By: /s/ Kenneth Leventhal
                                                   ---------------------
                                                   Kenneth Leventhal, Director

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


Dated:  May 7, 2004                        By: /s/ Dr. Jan Stahl
                                               ---------------------------------
                                               Dr. Jan Stahl
                                               Chief Executive and Financial
                                               Officer and Director