Form 10-Q/A
period 2004-03-31
APO HEALTH INC /NV/
filed 2004-06-15
CIK 1076607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Future minimum lease payments are as follows:
Year ended December 31, 2004 $54,500

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION
There was an action in the Circuit/Superior Court of Marion County; Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involved unsolicited broadcast faxes sent in the state and had been certified as a class action suit.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities during the Quarter ended March 31, 2004.

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

ITEM 5 - CONTROLS AND PROCEDURES

In the second quarter of fiscal 2004, the Company implemented controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934). The Chief Financial Officer performed an evaluation and concluded that the disclosure controls and procedures were effective as of March 31, 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



31.1 Principal Executive Officer/ Chief Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the S Sarbanes-Oxley Act of 2002. Filed herein.


32.1 Chief Executive Officer/ Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.




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