Form 10-Q
period 2004-06-30
APO HEALTH INC /NV/
filed 2004-08-13
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                        Commission file number 000-30074



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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of August 6, 2004, 35,106,045 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                 Page
         PART I - Financial Information
         Item 1            Financial Statements.

                           Consolidated Balance Sheet as of
                           June 30, 2004 and September 30, 2003.                                  2

                           Consolidated Statement of Income for the three and nine
                           months ended June 30, 2004 and 2003.                                   3

                           Consolidated Statement of Cash Flows for the
                           nine months ended June 30 2004 and 2003.                               4

                           Notes to Consolidate Financial Statements.                           5 - 9

         Item 2            Management's Discussion and Analysis
                           Or Plan of Operations.                                              10 - 11

         Item 3            Quantitative and Qualitative Disclosures About                        12
                           Market Risk.

         Item 4            Controls and Procedures.                                              12

         PART II - Other Information

         Item 1            Legal Proceedings.                                                    12

         Item 2            Changes in Securities and Use of Proceeds.                            13

         Item 3            Defaults upon Senior Securities.                                      13

         Item 4            Submission of Matters to a Vote of Security Holders.                  13

         Item 5            Other Information.                                                    13

         Item 6            Exhibits and Reports on Form 8-K.                                     13

         Signatures                                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 June 30,         September 30,
                                                                   2004               2003
                                                             --------------       -------------
                                                                (Unaudited)
                                     ASSETS
Current Assets:
   Cash                                                       $    509,030         $   405,153
   Accounts Receivable, net of allowance for
   doubtful accounts of $70,000 and $50,000                      1,445,094           1,702,741
   Inventory                                                     1,331,971           1,396,205
   Due from Officers                                                40,000             108,905
   Notes and Other receivables                                           -               4,566
   Other Current Assets                                            175,145              55,013
                                                             --------------       -------------
         Total Current Assets                                    3,501,240           3,672,583
                                                             --------------       -------------

Property and Equipment, net of accumulated
   Depreciation of $81,036 and $98,992                              10,593              18,003
Deposits                                                             7,500               7,500
                                                             --------------       -------------
         Total Assets                                         $  3,519,333         $ 3,698,086
                                                             ==============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Cash Overdraft                                            $     71,558         $         -
   Bank Notes Payable                                              826,911           1,008,123
   Accounts Payable                                                893,298             924,029
   Accrued Compensation                                            180,997             248,483
   Customer Deposits                                               233,323             294,587
                                                             --------------       -------------
         Total Current Liabilities                               2,206,087           2,475,222
                                                             --------------       -------------

Stockholders' Equity:
Common stock, $.0002 par value,
     125,000,000 shares authorized, 35,106,045
     and 32,106,045 shares issued and outstanding                    7,021               6,421
   Paid-in Capital                                               2,130,072           1,920,672
   Retained Earnings (Deficit)                                    (823,847)           (704,229)
                                                             --------------       -------------
         Total Stockholders' Equity                              1,313,246           1,222,864
                                                             --------------       -------------
         Total Liabilities and Stockholders' Equity           $  3,519,333         $ 3,698,086
                                                             ==============       =============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                    Three Months                        Nine Months
                                                  ----------------                   -----------------
                                             2004                 2003             2004                2003
                                        -------------        -------------      ------------      -------------
Revenue                                 $  8,204,667         $ 17,367,339       $29,448,197       $ 39,602,840
Cost of Revenue                            8,071,884           16,631,937        28,073,903         37,733,214
                                        -------------        -------------      ------------      -------------
Gross Margin                                 132,783              735,402         1,374,294          1,869,626
                                        -------------        -------------      ------------      -------------
Operating Expenses
   Selling Expense                           107,107              171,298           481,718            438,586
   General and Administrative Expenses       267,658              488,072         1,027,657          1,348,478
                                        -------------        -------------      ------------      -------------
                                             374,765              659,370         1,509,375          1,787,064
                                        -------------        -------------      ------------      -------------
Income from Operations                      (241,982)              76,032          (135,081)            82,562

Other Income (Expense)
Recovery of Litigation Costs                       -                    -            92,755                  -

Interest Expense                             (27,230)             (14,540)          (77,292)           (69,946)
                                        -------------        -------------      ------------      -------------
                                             (27,230)             (14,540)           15,463            (69,946)
                                        -------------        -------------      ------------      -------------
Income (loss) before Provision for
Income Taxes                                (269,212)              61,492          (119,618)            12,616
Provision for (Recovery of)
Income Taxes                                       -                    -                 -                  -
                                        -------------        -------------      ------------      -------------

Net Income                              $   (269,212)        $     61,492       $  (119,618)      $     12,616
                                        =============        =============      ============      =============
Basic and Diluted Earnings
   Per Common Share:                    $       (.01)         $       .00       $      (.00)      $        .00
                                        =============        =============      ============      =============
Weighted Average Common Shares
   Outstanding                            35,106,145           27,536,910        33,570,589         25,890,925
                                        =============        =============      ============      =============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                   2004                      2003
                                                              -------------              ------------
Cash Flow from Operating Activities:
Net Income (Loss)                                             $   (119,618)              $    12,616
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                        7,410                     7,872
Stock Issued for Services                                                -                   151,477
Allowance for Doubtful Accounts                                     20,000                    20,000
Changes In:
  Accounts Receivable                                              237,647                (2,669,109)
  Other Receivables                                                      -                   168,350
  Inventory                                                         64,234                   619,010
  Other Current Assets                                                (132)                  (62,516)
  Accounts Payable                                                 (30,731)                2,188,803
  Accrued Expenses                                                 (18,581)                  151,274
  Customer Deposits Payable                                        (61,264)                 (488,012)
                                                              -------------              ------------
Cash Flows from Operating Activities                                98,965                    99,765
                                                              -------------              ------------
Cash Flows from Financing Activities:
Cash Overdraft                                                      71,558                    52,110
Notes Receivable                                                     4,566                         -
Advances from Officers, Net                                         20,000                   (15,000)
Net Proceeds Issuance Stock                                         90,000                         -
Proceeds (Payment) on Bank Notes Payable, Net                     (181,212)                 (562,814)
                                                              -------------              ------------
Cash Flows from Financing Activities                                 4,912                  (525,704)
                                                              -------------              ------------
Net Increase (Decrease) in Cash                                    103,877                  (425,939)
                                                              -------------              ------------
Cash Balances:
Beginning of Period                                                405,153                   520,618
                                                              -------------              ------------
End of Period                                                 $    509,030               $    94,679
                                                              =============              ============

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended September 30, 2003 filed with the Securities and Exchange Commission.

The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2004.

Note 1 ACCOUNTING POLICIES

Nature of business and basis of consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company, acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                       2004           2003
                                                   ----------     ----------
Cash paid during the year for:
         Interest                                  $  77,292      $  69,946

Non-cash transaction:
         Common Stock Issued for Consulting
           And Professional Fees                   $ 120,000      $ 151,477
         Repayment of Officers' Loan by reduction
           In Accrued Compensation                    60,000

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

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                    2004             2003
                                                -----------      -----------
         Current                                $        -       $        -
         Utilization of net operating loss               -                -
         Deferred                                        -                -
                                                -----------      -----------
         Total                                  $        -       $        -
                                                ===========      ===========

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

                                                    2004             2003
                                                -----------      -----------

      Computed at federal statutory rate of 34% $        -       $        -
      State income tax                                   -                -
      Utilization of net operating loss                  -                -
                                                -----------      -----------
      Total                                     $        -       $        -

The components of deferred taxes are as follows:
                                                     June 30,      September 30,
                                                       2004             2003
                                                    -----------    -------------
    Deferred tax assets
      Allowance for doubtful accounts               $   28,000     $     20,000
      Depreciation                                      12,000           12,000
      Net operating loss carryover, less valuation
      allowance of $176,900 and $221,200                     -                -
      Reversal of valuation allowance                  (40,000)         (32,000)
                                                    -----------    -------------
     Total Deferred tax asset                       $        -     $          -
                                                    ===========    =============

The Company has a net operating loss carryover of approximately $265,000 to offset future taxable income. The carryover expires 2018. The Company has offset the deferred tax asset by a valuation allowance of $176,900, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover.

Note 5 - COMMON STOCK

On April 1, 2004, the Company issued 1,000,000 shares of restricted shares of common stock in a private placement for $90,000 net of fees of $10,000 paid to its investment banker.

On January 29, 2004, the Company entered into an Investment Banking agreement with Sloan Securities Corp. ("SSC") to provide financing and advisory and investment banking services for a period of one year from the date of the agreement. In consideration for these services, the Company issued to an affiliate of SSC 2,000,000 share of restricted common stock in the Company valued at $120,000.

In January of 2004, the Company authorized the creation of 3,500,000 bonus compensation warrants exercisable at $0.025 per share, for an exercise period of three years, to be issued to designated recipients approved by the Board. On January 9, 2004, the Board authorized the issuance of 2,300,000 of compensation warrants to various officers and professionals for services rendered.

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

In April, 2001, investors in a private placement received warrants to acquire 1,500,000 shares of Common stock at $1.00 per share. These warrants expired on April 24, 2004.

In June, 2001, consultants received warrants to acquire 1,350,000 shares of Common stock at prices ranging from $1.00 to $2.00 that expire on September 14, 2004. To date none of these warrants have been exercised.

In June, 2001. a consultant received warrants to acquire 1,000,000 shares of Common stock at prices ranging from $1.00 to $2.00 that expire on June 5, 2006. These warrants were subsequently returned to the Company

Note 6 - LEASES

The Company leases 12,000 square feet in New York. The lease is on a month-to-month basis with an affiliated company owned by the Company's officers and shareholders. The affiliate's underlying New York lease expires in 2004. Lease payments made by the Company approximate the payments due by the affiliated companies. On December 1, 2002 the Company entered into a sublease agreement to lease approximately 2,000 square feet of its warehouse through November 30, 2004.

Future minimum lease payments are as follows:
   Year ended December 31, 2004                      $34,060

Note 7 - COMMITMENTS AND CONTINGENCIES

Litigation

There was an action in the Circuit/Superior Court of Marion County; Indiana entitled "Kenro, Inc., on behalf of itself and all others similarly situated against APO Health, Inc., Cause No. 490120101CP000016." The lawsuit involved unsolicited broadcast faxes sent in the state and had been certified as a class action suit.

On January 28, 2004 the Company announced that it had reached an out of court settlement in the unsolicited broadcast fax class action lawsuit by Kenro, Inc. The Company's attorneys agreed to settle the litigation for up to $4.5 million that will be placed in a settlement fund created and completely covered by the Company's insurer. As a result of the settlement, the Company will have no out of pocket expenses related to the creation or management of the Settlement Fund.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - COMMITMENTS AND CONTINGENCIES (continued)

     On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO Health, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased abroad several shipments of these products and, unknown to it, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. APO continues to cooperate with and assist the Federal Drug Administration in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to APO.

Employment Agreement

Effective October 1, 2001 the Company has entered into a three-year employment agreement with its chief executive officer that provides for a minimum annual salary of $250,000 with incentives based on the Company's attainment of specified levels of sales and earnings as defined in the agreement. The employment agreement expires September 30, 2004, and shall be automatically renewed for successive periods of one year unless either party gives written notice to terminate the agreement.

Note 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of June 30, 2004, the Company had $528,501 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Revenue for the nine months ended June 30, 2004 was $29,448,197, a decrease of $10,154,643, or 25.6%, in revenue from the nine months ended June 30, 2003. Revenue for the three months ended June 30,2004 were $8,204,667, a decrease of $9,167,672, or 52.7%, in revenue from the three months ended June 30,2003. The decrease in the three month period ended June 30, 2004 accounted for almost 90% of the decrease for the nine months ended June 30, 2004. Revenue for the three months ended June 30, 2003 was $17,367,339, which had been an increase of $8,958,289 over the three months ended June 30, 2002. Revenue in the three months ended June 30, 2004 decreased because the strong Euro caused the price of product from overseas to increase and preclude the sale of the Company's products at competitive prices.

     The Company is in the process of preparing a new catalogue for medical supplies, which it anticipates will be completed by the middle of September 2004. It anticipates that with the distribution of this new catalogue, sales of medical supplies will increase. The gross profits on products included in the catalogue are a minimum of 20% to 25% and any increase in revenue will increase the overall profit margins of the Company.

     Cost of sales for the nine months ended June 30, 2004 were $28,073,903, a decrease of $9,659,311, or 25.6%, from the nine months ended June 30, 2003. The decrease in cost of sales is the same as the percentage in revenue. The gross profit percentage for the nine months ended June was 4.7%, the same as in the nine months ended June 30,2003. For the three months ended June 30, 2004, the gross profit and gross percentage was reduced by $225,883, or 2.7%, as a result of a recall of potentially unsaleable health and beauty aid products (see "Note 7 - Commitments and Contingencies, Litigation"). Excluding this write down, the gross profit for the nine months ended June 30, 2004 would have been 4.3%.

     Selling expenses for the nine months ended June 30, 2004 were $481,718 an increase of $43,132 over the nine months ended June 30, 2003. Freight costs for the nine months ended June 30,2004 increased by $44,905 due to fuel surcharges. Commissions to outside sales representatives increased by $66,396 as the Company used these outside representatives to augment the internal sales staff. Advertising and related costs for the nine months ended June 30, 2004 declined by $40,115 from the nine months ended June 30, 2003. Advertising and related costs are expected to increase approximately $75,000 in the fiscal year ending September 30,2005 with the completion and distribution of the Company's new medical catalogue. Travel and entertainment expense for the nine months ended June 30, 2004 declined by $31,163 from the nine months ended June 30,2003

     General and administrative expenses for the nine months ended June 30, 2004 were $1,027,657, a decrease of $320,821 from the nine months ended June 30, 2003. Total compensation, including payroll taxes and employee benefits decreased by $255,882 through June 30, 2004. This decrease was predominantly caused by a bonus of $268,000 paid during the same period of 2003 to one of the officers for attaining sales levels included in his employment agreement. The 2004 compensation does not include any bonuses. Professional fees, including legal, accounting, and consulting, decreased by approximately $57,000. Consulting fees, specifically towards mergers and acquisitions, decreased by $67,000 while other professional fees increased by approximately $10,000 so the Company could be in compliance with the provisions of the Sarbanes-Oxley Act. In the quarter ended June 30, 2003, the Company cancelled a consulting agreement and wrote off $58,200, the remaining balance of compensation under the consulting agreement. All other general and administrative expenses decreased by approximately $8,000.

     During January 2004, the Company settled a lawsuit against it involving unsolicited broadcast faxes. The Company settled the lawsuit for $4.5 million, the entire amount of which was covered by the Company's insurer. As a result, the Company was reimbursed for all legal expenses that it had incurred from the lawsuit in prior years.

     Interest expense for the nine months ended June 30, 2004 was $77,292, an increase of $7,346 from the nine month period ended June 30, 2003. The increase in interest expense is due to an increase in the average daily balance outstanding on our credit facility with Rosenthal & Rosenthal, Inc.

Financial Condition

     As of June 30, 2004, the Company had net working capital of $1,295,153, an increase of $97,792 from September 30, 2003. The Company also has approximately $2,030,000 of financing available under a $3,000,000 credit facility with Rosenthal & Rosenthal, Inc. to finance additional receivables and inventory. The term of the credit facility expires on October 31, 2005 and may be extended on a year to year basis thereafter unless it is terminated.

     Based upon the above factors, the Company believes that it has sufficient funds for operations for the next fiscal year.

     During the past year, because of the decrease in the exchange rate of the U.S. dollar against the Euro and Canadian dollar, the Company has not been able to purchase merchandise at favorable prices from distributors in Europe and Canada. In addition, other product lines are no longer accessible to the Company. Consequently, the Company's sales of products has decreased.

Liquidity

     In connection with a lawsuit commenced on July 7, 2004 by The Proctor & Gamble Company, the Company returned certain product to its distributor and recorded a receivable of approximately $180,000. To date, the Company has received $80,000 of this receivable, and the balance will be reduced by credits issued by the distributor by each container of product purchased by the Company. The Company expects to recoup the remaining balance with credits on purchases at the rate of $10,000 per month.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations or capital resources.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Exchange Rate Risk. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Credit Risk. The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of June 30, 2004, the Company had $528,501 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 4   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II   -   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On or about July 7, 2004, APO Health, Inc. was served with process in a lawsuit commenced by The Proctor & Gamble Company ("P&G") in the U.S. District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO Health, as well as others, were involved in the sale of Pantene and Head and Shoulders products that were not manufactured by P&G. APO purchased abroad several shipments of these products and, unknown to it, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. APO continues to cooperate with and assist the Federal Drug Administration in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to APO.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of Unregistered Securities during the Quarter ended June 30, 2004.

     On April 1, 2004, the Company issued 1,000,000 shares of restricted shares of common stock in a private placement for $90,000 net of fees of $10,000 paid to its investment banker. The issuance is considered exempt from registration by reason of Section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number                                                 Description
------------------    ------------------------------------------------------------------------------------------------
2.1                   Tax-Free Reorganization Agreement between the Company and InternetFinancialCorp.com, Inc., effective June 13, 2001, incorporated by reference to Form 8-K/A filed with the Securities and
                      Exchange Commission on July 23, 2001.
3.1                   Restated Articles of Incorporation, incorporated by reference to Form 8-K filed with the
                      Securities and Exchange Commission on October 12, 2001.
3.2                   Certificate of Amendment to Articles of Incorporation, changing name to
                      Interfinancialcorp.com, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 12, 2001.
3.3                   Certificate of Amendment to Articles of Incorporation, changing name to APO Health, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on
                      October 12, 2001.
3.4                   By-laws of the Company, incorporated by reference to registration statement on Form 10 (File
                      No. 000-30074) filed with the Securities and Exchange Commission on February 19, 1999.
10.1                  Employment Agreement between the Company and Dr. Jan Stahl, incorporated by reference to Form
                      S-2 (File No. 333-76736) filed with the Securities and Exchange Commission on January 15, 2002.
31.1                  Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                  Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APO HEALTH, INC.


Date: August 12, 2004                     By: /s/Jan Stahl
                                              ----------------
                                              Dr. Jan Stahl, Chief Executive
                                              Officer, Chief Financial Officer,
                                              Secretary and Chairman
                                              (Principal Executive Officer and
                                              Principal Financial Officer)