Form 10-K
period 2004-09-30
APO HEALTH INC /NV/
filed 2004-12-28
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to________
         Commission file number 00030074

                                APO HEALTH, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                         86-0871787
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification Number)

                 3590 Oceanside Rd. Oceanside, New York   11575
               (Address of principal executive offices) (Zip Code)

                                 (800) 365-2839
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.0002 Per Share
                                (Title of Class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark, if  disclosure of delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $3,683,502.61.

     The number of shares outstanding of each of the registrant's classes of common stock as of December 15, 2004 was 35,921,045 shares.

                                APO HEALTH, INC.
                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS



                                                                           Page
  Part I
  Item 1.  Business                                                          1
  Item 2.  Properties                                                        3
  Item 3.  Legal Proceedings                                                 3
  Item 4.  Submission of Matters to a Vote of Security Holders               4

  Part II
  Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 5
  Item 6.  Selected Financial Data                                           6
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     6
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      10
  Item 8.  Financial Statements and Supplementary Data                      10
  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           10
  Item 9A.  Controls and Procedures                                         10
  Item 9B.  Other Information                                               10

  Part III
  Item 10.  Directors and Executive Officers of the Registrant              11
  Item 11.  Executive Compensation                                          13
  Item 12.  Security Ownership of Certain Beneficial
           Owners and Management                                            14
  Item 13.  Certain Relationships and Related Transactions                  14
  Item 14.  Principal Accounting Fees and Services                          14

  Part IV
  Item 15.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              15

  Signatures                                                                16

                                     PART I

ITEM 1.  BUSINESS

History

     Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, InternetFinancialCorp.com, Inc. ("IFAN"), a Nevada corporation, acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., which represented approximately 91% of the then outstanding share of common stock. IFAN, an inactive company, subsequently became the sole owner and operator of the business and properties of APO Health, Inc., (collectively the "Company").

Business of the Company

     The present operations of the Company through its subsidiaries, APO Health Inc., a New York corporation and Universal Medical Distributors, Inc.,
("Universal") a distributor and supplier of disposable medical, dental, veterinary supplies, health and beauty aids, and pharmaceuticals. These products include medical and dental disposable items such as syringes, gauze, gowns, facemasks and instruments.

     Management has elected to maintain its low margin wholesale business and at the same time increase its market share in school, retail medical and dental areas. To attain that goal, the Company has introduced its first institutional retail catalogue and in January 2005, the Company plans to introduce its first physician medical catalogue. The current distribution of revenue is 91% from wholesale accounts and 9% from retail accounts. The goal of the Company with the introduction of the two new catalogues is to increase the higher gross profit retail division to 25% of total revenue.

Products and Services

     Currently, the Company distributes approximately 5,000 different products. New products are constantly added as the needs of the Company's customers increase. The Company obtains its products from vendors throughout the world and does not manufacture any products except for its emergency dental kits. Although the Company does not have any contractual arrangements with suppliers, the Company believes that there are adequate alternative suppliers for any product it sells.

Sales and Marketing

     The Company's products are sold directly by Company employees, through mail order, and by one outside, independent sales representative. The Company's sales organization presently consists of five persons, including Dr. Stahl, the Company's Chief Executive Officer, who oversees a combination of direct salespersons and the one independent sales representatives.

         The Company's marketing approach attempts to capitalize on its ability to procure products throughout the world at favorable prices and to resell them to its customers.

Potential Impact of Changing Economic Factors in the Health Care Markets

     The health care industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payers of medical costs. In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive and in many cases hospitals and other health care providers have become affiliated with purchasing consortiums, which obtain large quantities of products at the lowest possible cost. These factors in combination have had an adverse impact upon smaller suppliers and manufacturers, such as the Company, which are either unable to supply the large quantities sought by the purchasing consortiums or which are unable to respond to the need for lower product pricing. Although management believes that its planned expansion program will enable it to meet the demand for large quantity orders, and despite management's belief that the dramatic increased demand for safety oriented products, such as the disposable products offered by the Company, will offset these factors, there can be no assurance that the Company will be able to overcome the negative impact of these conditions in the health care marketplace.

Potential Impact of FDA and Government Regulation

     Some of the Company's products may be regulated as medical devices by the federal Food and Drug Administration (the "FDA") pursuant to the federal Food and Drug Cosmetics Act (the "Act") and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of the Company's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by the Company in the future. The Mandatory Device Reporting ("MDR") regulation obligates manufacturers, including distributors such as the Company, to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.

Product Liability: Cost and Availability of Insurance

     Providers of medical products to hospitals and other health care institutions may encounter liability for damages to patients in the event that their products prove to be defective. Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims for injuries alleged to have resulted from the use of its products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company has no product liability insurance.

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

Competition

     The medical, dental and veterinary products supply business is intensely competitive. At present, the Company estimates that there are over 40 companies whose products compete with many of the Company's present and proposed products. These companies range from major multinational companies to enterprises that are smaller in size and financial ability than the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw materials used by the Company. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company.

Dependence Upon Third Party Manufacturers/Suppliers

     The Company does not directly manufacture any of the products it presently sells. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. In general, the Company does not have long-term contracts with its manufacturers. Although the Company believes alternative sources for virtually all of its products are readily available, there can be no assurance that the available supply from such alternative sources would be adequate to meet the demand for production that could result from any significant disruption in the current manufacturers and suppliers of the Company's products.

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

Employees

     The Company, including its two subsidiaries, APO Health and Universal, employs a total of 11 persons; two executive personnel; four sales persons; three clerical and administrative personnel; and two warehouse employees. The Company's employees are not represented by any collective bargaining organization. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2004, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

     The Proctor & Gamble Company v. Xetal, et al, CaseNo. 04 Civ. 28250 (DRH), which matter is pending in the United States District Court for the Eastern District of New York. This lawsuit is captioned "Xetal, Inc., d/b/a APO Health, Inc and Universal Medical Distributors, Inc." Xetal Inc. was the former parent of both APO Health Inc. and Universal Medical Distributors, Inc. Xetal Inc., (now known as Sickbay Media Services, Inc.) has had no involvement or interest in either the Company or Universal for four years.

     On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that the Company, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. The Company purchased several shipments of these products abroad and unbeknownst to the Company, some non P&G products were included in these shipments. The Company has cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products.

     In the lawsuit, P&G is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Food and Drug Administration in its inquiry and has undertaken a voluntary recall of these products. As a result of the Company's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will conclude without any adverse consequence to the Company.

     On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. ("Alcoa") in the U.S. District Court for the Eastern District of New York, against them and a number of other parties. Alcoa claimed that the Company, as well as others, was involved in the sale of products which were not manufactured by Alcoa. The Company purchased several shipments of these products abroad and unbeknownst to the Company, some non-Alcoa products were included in these shipments. The Company has cooperated with Alcoa as well as the federal regulatory agencies and has supplied Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products.

     In the lawsuit Alcoa is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Food and Drug Administration in its inquiry and has undertaken a voluntary recall of these products. As a result of the Company's continuing cooperation with Alcoa and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is currently quoted on NASDAQ's OTC Bulletin Board under the symbol "APOA." The high and low prices of the common stock for the quarterly periods of the two years ended September 30, 2004 are as follows:

                                                           Common
                                                           ------
            Quarter Ended                           High              Low
            -------------                          -----             -----
            December 31, 2002                      $0.650           $0.015
            March 31, 2003                          0.080            0.031
            June 30, 2003                           0.060            0.260
            September 30, 2003                      0.090            0.053

            December 31, 2003                       0.050            0.040
            March 31, 2004                          0.180            0.050
            June 30, 2004                           0.150            0.090
            September 30, 2004                      0.090            0.050

         As of December 15, 2004, there were approximately 351 holders of record of the Company's common stock.

Dividend Policy

     The Company has not adopted any policy regarding the payment of dividends on its common stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business. There are no restrictions that materially limit the Company's ability to pay cash dividends.

Recent Sales of Unregistered Securities

     During the fiscal year ended September 30, 2004, the Company issued a total of 2,567,000 shares of common stock for consulting, compensation and professional services valued at $148,350. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On April 1, 2004, the Company issued a total of 1,000,000 restricted shares of common stock with the Company receiving net proceeds of $90,000. Those issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 2004. Periods prior to 2002 have been restated to give effect for discontinued operations.

Statement of Operations Data:

                                            Fiscal Years Ended September 30,
                           ----------------------------------------------------------------------------------
                             2004             2003                2002             2001           2000
                             ----             ----                -----            ----           ----
Revenue                   $35,918,887      $47,448,232        $31,998,836    $  24,143,949   $ 28,882,347
Gross Profit                1,163,017        1,978,024          2,198,162        2,524,717      2,763,830
Selling, General and
 Administrative Expenses    2,658,149        2,323,949          2,515,907        2,303,284      2,648,967
Net Income (loss)
From continuing
operations                 (1,045,132)        (517,256)          (247,521)        (157,899)      (199,257)
Discontinued operations                                           291,498           35,839         16,932
Net Income (Loss)          (1,048,828)        (517,256)            43,977         (122,060)      (240,900)
Earnings per common
From continuing operations      $(.03)           $(.02)             $(.01)           $(.01)         $(.02)
Discontinued operations             -                -              $ .01            $ .00          $ .00
Earnings per
 Common Share                   $(.03)           $(.02)              $.00            $(.01)         $(.02)
Weighted Average
 Shares Outstanding        34,338,680       27,003,847         23,864,383       21,532,814     13,217,660

Balance Sheet Data:

                                                     As of September 30,
                           ----------------------------------------------------------------------------------
                             2004             2003                2002             2001           2000
                             ----             ----                -----            ----           ----
Total  Assets              $2,538,748       $3,698,086         $4,774,786    $   4,115,102   $  4,423,752
Total  Liabilities          2,126,362        2,475,222          3,334,602        2,888,626      3,546,184
Stockholders' Equity          412,386        1,222,864          1,440,184        1,226,476        877,568

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

Comparison of Fiscal 2004 and 2003

     Revenues for the year ended September 30, 2004 was $35,918,887 compared to $47,448,232 for the year ended September 30, 2003. This was a decrease of $11,529,345 or 24.3%. The decrease was entirely due to the decrease in sales of products sold through the Company's wholesale division. The cost of products that the Company had previously imported from both Canada and Europe increased substantially as the United States dollar declined against the Canadian dollar, British pound and the Euro. Because of the price increases in United States dollar terms, the Company was not able to pass along its increased costs to the wholesalers, and therefore, the Company reduced or eliminated its purchases on those products. As a result, overall revenues for the Company declined. Retail sales by the Company were stable from 2003 to 2004.

     The Company is in the process of preparing a new catalogue of medical supplies which will be distributed to schools, doctors and medical clinics. The Company anticipates that the catalogue will be completed prior to December 2004, and that it will be distributed in January 2005. The gross profit on products included in the catalogue are expected to be from approximately 20% to 40% and management expects the average margin to be approximately 25% on new sales from the catalogue.

     The cost of revenues for the year ended September 30, 2004, was $34,305,870 compared to $45,470,208 for the year ended September 30, 2003. This was a decrease of $11,164,338 or 24.5%. Included in the cost of revenues was approximately $475,000 for products the Company purchased and had to be recalled and destroyed after it was determined that the products were counterfeit. The gross profit margin for the year ended September 30, 2004, was 4.5% compared to 4.2% for the year ended September 30, 2003. The increase in profit margin is directly related to the Company's decision to reduce purchases from Canada and Europe where the Company would be unable to sell those products at a profit.

     Selling  expenses  for the year  ended  September  30,  2004 were  $551,230 compared to $576,250 for the year ended September 30, 2004, a decrease of $25,020 or 4.3%. Commission expense increased from $72,390 to $133,128, an increase of $63,738 representing sales generated by outside sources to augment the internal sales force. Freight costs increased from $242,730 to $296,637, an increase of $53,907 due to increases based on fuel surcharges. Advertising and related costs were $79,575 for the year ended September 30, 2004, a decrease of $103,126 from $182,701 for the year ended September 30, 2003. The Company reduced spending in anticipation of the new catalogue it expects to be completed in January 2005. Advertising and related costs are expected to increase by approximately $75,000 in fiscal 2005. Travel and entertainment expense for the year ended September 30, 2004, declined by $35,200 from the year ended September 30, 2003.

     General and administrative expenses for the year ended September 30, 2004 were $2,106,919, an increase of $359,220 over the year ended September 30, 2003. In the fourth quarter of the fiscal year ended September 30, 2004, the Company recorded bad debt expense of $681,901 which included writing off advances and increasing the allowance for doubtful accounts directly related to the counterfeit products that the Company purchased and resold.. Compensation decreased by $185,165 in 2004 which was entirely attributable to the fact that in 2003 there was a bonus of $156,732 to one of the officers of the Company. For the year ended September 30, 2004 no bonuses were declared. In 2003, consulting fees related to possible merger and acquisition activities were $250,200. In 2004, total consulting fees decreased to $102,100, a decrease of $148,000. These two items accounted for the entire decrease in general and administrative expenses excluding bad debt expense. All other items of general and administrative expense exhibited minor increases or decreases.

     There was a final settlement of litigation against the Company in January 2004, and as a result, the Company was reimbursed $92,755 by its insurance carrier for all legal expenses it had previously expended.

     Interest expense for the year ended September 30, 2004 was $96,451, an increase of $3,985 from the year ended September 30, 2003 .The Company has a financing agreement (see note 4 to the financial statements) which provides for a maximum line of credit of $1,000,000 where collections are applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. As a result the average daily balance outstanding on the line of credit increased slightly from the prior year. The financing agreement allows the Company greater flexibility in its ability to finance increased sales and additional inventory.

Comparison of Fiscal 2003 and 2002

     Revenues for the year ended September 30, 2003 were $47,448,232 compared to $31,998,836 for the year ended September 30, 2002, an increase of $15,449,396 (48.3%). The increase in revenues is attributable to the Company's wholesale business as several products that the Company distributed were in highdemand. Gross margins for the year ended were $1,978,024 compared to $2,198,162 for the year ended September 30, 2002, a decrease of $220,138 (10.0%). The gross margin for the year ended September 30, 2003 was 4.2% compared to 6.9% for the year ended September 30, 2002. The margins declined as some of the wholesale products were generating a gross profit of only 1% to 1.5% because of rising costs for those products without the ability to raise prices. In addition, the 24% decline in the value of the United States dollar against the Canadian dollar and the Euro has affected profit substantially. The margins on retail sales also declined due to increases in product costs and increased competition which did not allow the Company to raise prices.

     Operating expenses which include both selling and general and administrative expenses for the year ended September 30, 2003 were $2,323,949, compared to $2,515,907 for the year ended September 30, 2002. This was a decrease of $191,950 (7.6%). Selling expenses for the year ended September 30, 2003, were $576,250, compared to $842,212 for the year ended September 30, 2002. This was a decrease of $265,962 (31.5%). Advertising costs including catalogues and other printed materials decreased by approximately $260,000 in the year ended September 30, 2003. The Company eliminated its outside service that sent verified numbers to which it could fax advertising materials, saving approximately $8,000 per month or $96,000 annually. All other selling expenses had minor changes from year to year, decreasing by approximately $6,000.

     General and administrative expenses for the year ended September 30, 2003 were $1,742,699, compared to $1,673,695 for the year ended September 30, 2002. This was an increase of $74,004 (4.4%). Consulting expenses increased from $81,642 to $250,200, an increase of $168,558. The Company was actively searching for possible combinations or acquisitions during the year ended September 30, 2003. The compensation for financial consultants was paid in common stock of the Company which did not affect the Company's cash flow. Professional expenses, including legal expenses, were $46,220 in the year ended September 30, 2003 compared to $142,405 for the year ended September 30, 2002, a decrease of $96,185. The Company's insurance carrier is defending a class action lawsuit in the State of Illinois; therefore, legal fees incurred by the Company have declined substantially. Officer's compensation for fiscal 2003 increased to $533,956 from $489,446 in fiscal 2002, an increase of $44,510, which includes bonuses of $156,732 in fiscal 2003 compared to $110,000 in fiscal 2002. All other expenses decreased by approximately $18,369 with no significant change in any one expense.

Liquidity and Capital Resources

     As of September 30, 2004, the Company had working capital of $396,262, a decrease of $828,099 from the Company's working capital at September 30, 2003. The Company's loss from continuing operations of $1,048,828 for the year ended September 30, 2004 was funded by the decrease in working capital and increase in cash flows from operations for the year ended September 30, 2004 which was $473,951. At September 30, 2004 the Company has a $1,000,000 credit facility of which approximately $400,000 is unused. The entire loss for the year ended September 30, 2004 was caused by counterfeit goods the Company unintentionally acquired which are included in cost of sales ($475,000) and provision for doubtful accounts and the write-off of bad debts ($680,000) from the sale of those products.. Based upon the above factors, the Company believes that it has sufficient funds for operations for the next fiscal year.

Off-Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

     As of September 30, 2004, the Company had the following contractual obligations:

                                           Payments due by period
                              --------------------------------------------------
                                       Less than                      More than
                              Total     1 Year   1-3 Years  3-5 Years  5 Years
                              -----    ---------  --------- ---------   ------

Operating Lease Obligations  $387,175   $76,812   $141,796  $155,230   $13,337

Critical Accounting Policies

     Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three month or less.

     Revenue recognition occurs when products are shipped.

     Advertising is expensed as incurred. For the years ended September 30, 2004, 2003 and 2002 advertising expense was $25,730, $72,029, $303,849, respectively.

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

     Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense was $296,637, $242,730, and$272,036 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by this Item is attached hereto at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 2004.

     Name                 Age    Position

     Dr. Jan Stahl         56    Chairman, Chief Executive Officer, Acting Chief
                                 Financial Officer, Secretary, Director

     Kenneth Levanthal     49    Director

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

     Kenneth Levanthal founded Universal Medical Distributors, Inc. ("Universal"), a subsidiary of the Company, in 1985 and has served as its president since such time. Prior to founding Universal, Mr. Levanthal had been employed as Executive Vice President of Medardo Corp., a division of Omnicare, Inc., having been employed by Medardo Corp. since 1997, prior to its acquisition by W.R. Grace & Co. (the parent company of Omnicare, Inc.). Omnicare consists of various health care companies with Medarco specializing in the sale of veterinary products.

Family Relationships

     There are no family relationships between or among the Company's directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

     During the past five years, none of the following occurred with respect to the Company's directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

     The Company does not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

     The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics has been filed with this annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Dr. Jan Stahl, APO Health, Inc., 3590 Oceanside Rd., Oceanside, New York 11575. The Company's telephone number is (800) 365-2839. The Company is in the process of building a section of its website at www.apohealth.com where its Code of Ethics will be available to investors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2004, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation the Company has paid or that has accrued on behalf of the Company's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending September 30, 2004, 2003 and 2002.

                                             Summary Compensation Table
                                             --------------------------                           Long-Term
                                                                                                 Compensation
                                                                                   ---------------------------- ------------
                                                     Annual Compensation                     Awards               Payouts
                                                     ---------------------------   ---------------------------- ------------
                                                                                                 Securities
                                                                         Other                     Under                   All
                                                                         Annual    Restricted     -lying                  Other
             Name and                                                   Compen-      Stock        Options/       LTIP     Compen-
        Principal Position          Year   Salary ($)   Bonus ($)    sation ($)   Award(s) ($)    SARs (#)    Payouts ($) sation ($)
----------------------------------- ----- ----------- ------------- ----------- --------------- ------------ ------------ ----------
Jan Stahl, Chief Executive          2004    $250,000     $   0            -0-          -0-           -0-           -0-         -0-
     Officer (1)                    2003    $222,150     $156,723         -0-        34,666          -0-           -0-         -0-
                                                            (2)
                                    2002    $246,446      $77,000         -0-          -0-           -0-           -0-         -0-

(1) It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column.

(2) Dr. Stahl has waived his rights to $180,000 of his bonus for the benefit of the Company.

Executive Employment Agreements

     Dr. Jan Stahl had an employment agreement that expired on September 30, 2004. The agreement has been automatically extended for a period of one year.

Benefit Plans

     On July 22, 2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company is authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants.

     On July 22, 2002, the Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27, 2002, a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007. That issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Board Compensation

     The Company does not have any formal or informal arrangements or agreements to compensate its directors for services they provide as members of the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2004, certain information regarding the beneficial ownership of the Company's common stock.

                                      Number of Shares Owned                    Percentage
      Name                          of Record and Beneficially         Common Stock Outstanding (1)
      ----                          --------------------------         ----------------------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                            11,112,512                          30.94%

Kenneth Levanthal
24 Meadowbrook Road
Huntington Station, NY  11746                   796,000                           2.21%

All Directors and Officers
As a Group                                   11,908,512                          33.15%

(1) Based upon a total of 35,921,045 shares as of December 15, 2004

Securities Authorized for Issuance Under Equity Compensation Plans

         None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's offices are occupied by the Company under a lease between the landlord who is an unaffiliated third party and an affiliated company PJS Trading,Corp., a New York corporation ("PJS") owned by Dr. Jan Stahl. The Company occupies the premises under an oral agreement with PJS and Dr Stahl whereby the Company discharges all the obligations of the lease with the landlord.

     Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

         -        Any director or executive officer of the Company;
         -        Any nominee for election as a director;
         - Any security holder named in the "Security Ownership of Certain Beneficial Owners and Management" section above; and
         - Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

     The aggregate fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $27,500 and $22,500 for the years ended September 30, 2004 and 2003, respectively.

All Other Fees

     The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended June 30, 2004 and 2003.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial statements and financial statement schedules that have been omitted are not required.

(a)  The following documents are filed as part of this report.

1.       Financial Statements                                            Page

         Report of Independent Registered Public Accounting Firm.         F-1

         Balance Sheets as of September 30, 2004 and 2003.                F-2

         Statements of Operations for the years ended
         September 30, 2004, 2003, and 2002.                              F-3

         Statements of Changes in Stockholders' Equity
         For the years ended September 30, 2004, 2003 and 2002.           F-4

         Statements of Cash Flows for the years ended
         September 30, 2004, 2003 and 2002.                               F-5

         Notes to Consolidated Financial Statements.                    F-6-F-11

2.       Financial Schedule

         Valuation and Qualifying Accounts
         For the years ended September 30, 2004, 2003 and 2002            F-12

(b) Exhibits.

Exhibit
Number                              Description
------------------ -- ----------------------------------------------------------

2.1 Tax-Free Reorganization Agreement between the Company and InternetFinancialCorp.com, Inc., effective June 13, 2001, incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on July 23, 2001.
3.1 Restated Articles of Incorporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 12, 2001.
3.2 Certificate of Amendment to Articles of Incorporation, changing name to Interfinancialcorp.com, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 12, 2001.
3.3 Certificate of Amendment to Articles of Incorporation, changing name to APO Health, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 12, 2001.
3.4 By-laws of the Company, incorporated by reference to registration statement on Form 10 (File No. 000-30074) filed with the Securities and Exchange Commission on February 19, 1999.
14.1      Code of Ethics and Business Conduct
21.1      List of Subsidiaries
31.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APO HEALTH, INC.



Date: December 28, 2004               By:/S/ Dr. Jan Stahl
                                      ---------------------------
                                      Dr. Jan Stahl
                                      Chairman, Chief Executive Officer, Acting
                                      Chief Financial Officer, Principal
                                      Accounting
                                      Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                           Title              Date


  /S/ Dr. Jan Stahl                       Director         December 28, 2004
  -------------------
      Dr. Jan Stahl


  /S/ Kenneth Levanthal                   Director         December 28, 2004
      ------------------
      Kenneth Levanthal

            REPRORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders APO Health, Inc.

Oceanside, New York

We have audited the accompanying consolidated balance sheets of APO Health, Inc., and subsidiaries as of September 30, 2004 and 2003 the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended September 30, 2004, in conformity with accounting principles generally accepted in the United States.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for each of the three years ended September 30, 2004, have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedules referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Linder & Linder
Linder & Linder
Certified Public Accountants
Dix Hills, New York
November 29, 2004, except Note 10, as to

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and 2003


                                     ASSETS
                                    --------                      2004                      2003
                                                             ------------               ------------
Current Assets
   Cash                                                       $   574,732                $   405,153
   Accounts receivable, net of allowance for
     doubtful accounts of $380,000 and $50,000                  1,179,078                  1,702,741
   Inventory                                                      583,040                  1,396,205
   Notes receivables                                                    -                      4,566
   Due from officers                                                    -                    108,905
   Other current assets                                           186,274                     55,013
                                                             ------------               ------------
         Total Current Assets                                   2,523,124                  3,672,583

Property and Equipment, net of accumulated
     Depreciation of $88,430 and $88,496                            8,124                     18,003
Deposits                                                            7,500                      7,500
                                                             ------------               ------------
         Total Assets                                          $2,538,748                 $3,698,086
                                                             ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Bank notes payable                                         $   609,185                 $1,008,123
   Accounts payable                                             1,168,278                    924,029
   Accrued compensation                                            89,224                    248,483
   Customer deposits                                              259,675                    294,587
                                                             ------------               ------------
         Total Current Liabilities                              2,126,362                  2,475,222
                                                             ------------               ------------
Stockholders' Equity
   Preferred stock, $.01 par value, 2,000,000
     Shares authorized,  0  shares issued
   Common stock,  $.0002 par value, 125,000,000
     Shares authorized, 35,673,045 and 32,106,045
     Shares issued and outstanding                                  7,135                      6,422
   Paid in capital                                              2,158,308                  1,920,671
   Retained earnings (deficit)                                 (1,753,057)                  (704,229)
                                                             ------------               ------------
         Total Stockholders' Equity                               412,386                  1,222,864
                                                             ------------               ------------
         Total Liabilities and Stockholders' Equity            $2,538,748                 $3,698,086
                                                             ============               ============

See Accompanying Auditor' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                 2004                       2003                      2002
                                            --------------         --------------              --------------

Revenues                                    $  35,918,887          $  47,448,232               $  31,998,836
Cost of revenues                               34,305,870             45,470,208                  29,800,674
                                            --------------         --------------              --------------
Gross Margin                                    1,613,017              1,978,024                   2,198,162

Operating Expenses
   Selling                                        551,230                576,250                     842,212
   General and administrative                   2,106,919              1,747,699                   1,673,695
                                            --------------         --------------              --------------
                                                2,658,149              2,323,949                   2,515,907
                                            --------------         --------------              --------------

(Loss) from operations                         (1,045,132)              (345,925)                   (317,745)
                                            --------------         --------------              --------------
   Other Income (Expenses)
   Recovery of Litigation Costs                    92,755                      -                           -
   Interest expense                               (96,451)               (92,466)                    (94,790)
                                            --------------         --------------              --------------
Total other expenses                               (3,696)               (92,466)                    (94,790)
                                            --------------         --------------              --------------

(Loss) before provision for
   income   taxes                              (1,048,828)              (438,371)                   (412,535)
Provision for (recovery) of income tax                  -                 79,155                    (165,014)
                                            --------------         --------------              --------------

(Loss) from
  continuing operations                        (1,048,828)              (517,526)                   (247,521)

Discontinued operations net of taxes of
$  0 , $ 0 , and $195,059                               -                      -                     291,498
                                            --------------         --------------              --------------

Net Income (Loss)                           $  (1,048,828)         $    (517,526)              $      43,977
                                            ==============         ==============              ==============

Earnings per common share and earnings
Per common share assuming dilution
   From continuing operations               $        (.03)         $        (.02)              $        (.01)
   Discontinued operations                            .00                    .00                         .01
                                            --------------         --------------              --------------

Net income (loss)per common shares          $        (.03)         $        (.02)              $         .00
                                            ==============         ==============              ==============

Weighted average common
Outstanding                                    34,338,680             27,003,847                  23,864,383
                                            ==============         ==============              ==============

See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                                                                    Retained
                                   Common Stock                 Paid-In             Earnings
                                      Shares      Amount        Capital             (Deficit)          Totals
                                      ------      ------        -------            ------------     ------------
Balances
September 30, 2001                23,132,089   $    4,626        $1,452,530        $  (230,680)     $ 1,226,476

Conversion of loan payable           125,000           25            49,975                              50,000
Acquisition of subsidiary             50,000           10            29,990                              30,000
Issuance of stock
For services                       1,247,138          243            89,488                              89,731
Net income                                                                              43,977           43,977
                                 ------------  ------------     ------------       ------------     ------------


Balances
September  30, 2002               24,554,227        4,904         1,621,983           (186,703)       1,440,184

Issuance of stock
For services                       7,551,818        1,518           298,688                             300,206
Net (loss)                                                                            (517,526)        (517,526)
                                 ------------  ------------     ------------       ------------     ------------

Balance
September 30, 2003                32,106,045        6,422         1,920,671           (704,229)       1,222,864

Issuance of stock
For services                       2,567,000          513           147,837                             148,350

Private placement                  1,000,000          200            89,800                              90,000

Net (loss)                                                                          (1,048,828)      (1,048,828)
                                 ------------  ------------     ------------       ------------     ------------


Balance
September 30,2004                 35,673,045    $   7,135        $2,158,308        $(1,753,057)     $   412,386
                                =============  ============     ============       ============     ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                                                  2004              2003             2002
                                                              ------------      ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                             $(1,048,828)      $ (517,526)      $    43,977
Adjustments to reconcile net income (loss)to
   net cash flows from operating activities
         Depreciation and amortization                              9,879           10,496            11,890
         Bad debts                                                330,000           20,000             2,515
         Deferred taxes                                                             73,563            37,543
         Stock issued for services                                148,350          300,206            89,731
         Write off goodwill                                                                          125,537
Changes in:
         Accounts receivable                                      193,663         (211,446)          256,569
         Inventory                                                813,165          846,404          (550,400)
         Other current assets                                    (131,261)         (36,716)          147,638
         Accounts payable                                         244,249         (194,259)           62,171
         Deferred compensation                                    (50,354)          67,765           149,942
         Customers deposits payable                               (34,912)        (371,009)          665,596
                                                              ------------      ------------     ------------
Cash Flows provided by (used in
             Operating Activities                                 473,951          (12,522)          967,623
                                                              ------------      ------------     ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Notes receivables                                                   4,566          253,934          (258,500)

Advances from officer, net                                              -          (15,000)          (31,448)
                                                              ------------      ------------     ------------
             Cash Flows provided by
              (used in) Investing Activities                        4,566          238,934          (289,948)
                                                              ------------      ------------     ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds from bank notes payable, net                            (398,938)        (341,877)         (336,224)
Proceeds from sale of stock                                        90,000
                                                              ------------      ------------     ------------

              Cash Flows (used in)                               (308,938)        (341,877)         (336,224)
                                                              ------------      ------------     ------------
                 Financing Activities

Net increase (decrease) in cash                                   165,579         (115,645)          341,541

Cash Balances
   Beginning of Year                                              405,153          520,618           179,167
                                                              ------------      ------------     ------------

   End of Year                                                $   574,732        $ 405,153         $ 520,618
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

All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three month or less.

Revenue recognition occurs when products are shipped.

Advertising is expensed as incurred. For the years ended September 30, 2004, 2003 and 2002 advertising expense was $25,730, $72,029, $303,849, respectively.

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

Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense was $296,637, $242,730, and$272,036 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

Fair value financial statements .The Company's carrying amount of financial statements which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                     2004       2003      2002

Cash paid during the year for:
                  Interest                        $96,451    $92,477   $91,790
Non cash transactions:
                  Note payable paid for by
                  the issuance of stock                                $50,000
                  Reduction of Officers loan
                  With offset to deferred
                  Compensation                   $109,905

Note 3- OTHER CURRENT ASSETS

Other current assets consist of the following:
                                                      2004        2003
                                                      ----        ----
Prepaid Expenses                                 $  96,274     $55,013
Consulting fees                                     40,000
Advance to stockholder                              50,000
                                                  --------     -------
Total current assets                              $186,274     $55,013

The Company advanced to one of the stockholders of the Company which is payable on demand and non interest bearing. Subsequent to the year end, the stockholder repaid the advance in full

Note 4 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000. On September 1, 2004 the credit facility was amended by mutual consent and reduced the maximum amount of credit under the facility to $1,000,000. The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (7.50% as of September 30, 2004). This agreement is for a period of three years through October 31, 2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement. The credit facility provides that the Company maintain certain financial covenants. At September 30, 2004, the Company was in violation of certain covenants including its net worth and working capital which were subsequently waived by the lending institution.

Bank Notes Payable at September 30, 2004 and 2003 consist of the following:

                                                    2004          2003
                                                    ----          ----
Own Note Borrowing                             $ 609,185    $1,008,123


Note 5 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                   2004     2003        2002
                                                   ----     ----        ----
Current                                           $   -   $ 5,592     $ (7,498)
Deferred                                              -    73,563       37,543
Total                                             $   -   $79,155     $ 30,045

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                                     2004       2003      2002
Computed at the federal statutory
         Rate of 34%                               $    -     $    -   $ 25,168
State income tax (benefit)                              -          -      4,441
Valuation allowance adjustment                          -     73,563    (22,300)
Other adjustments                                       -      5,592     22,736
                                                   --------  --------  ---------
Total                                              $    -    $79,155   $ 30,045
                                                   ========  ========  =========

 The components of deferred taxes are as follows:
                                                        2004             2003
Deferred tax assets
         Allowance for doubtful accounts              $152,000        $ 20,000
         Depreciation                                   21,250          12,000
         Deferred compensation                          50,400         102,400
         Net operating loss carryover                  404,025          62,280
         Valuation allowance                          (627,675)       (196,680)
                                                      ---------       ---------
Total deferred tax assets                             $      -        $      -
                                                      ---------       ---------

The Company has a net operating loss carryover of approximately $854,100 to offset future taxable income. The carryover losses expires through 2024. The Company has offset the deferred tax asset by a valuation of $627,675, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the year ended September 30, 2004, the valuation allowance increased by $430,995.

Note 6 - DISCONTINUED OPERATIONS

In February 2002, the Company sold the veterinary division of Universal Medical Distributors, Inc., including customer lists and catalogues for $550,000. In addition the Company sold its inventory related to the veterinary division. The Company wrote off the remaining goodwill associated with the veterinary division, which resulted in a pretax gain on the sale of $436,205. The financial statements for 2001 and 2000 have been restated to reflect the discontinued operations of this division. In connection with the sale of the veterinary division, the Company received a total of $500,000 in cash (which includes the sale of inventory) and received a note in the amount of $250,000 for the balance which was due on January 31, 2003.

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

Note 7 - COMMON STOCK ISSUANCES

During the fiscal year ended September 30, 2004, the Company issued a total of 2,567,000 shares of common stock for consulting, compensation and professional services valued at $148,350.

On April 1, 2004, the Company issued a total of 1,000,000 restricted share of common stock with the Company receiving net proceeds of $90,000.

During the fiscal year ended September 30, 2003, the Company issued a total of 7,551,818 shares of common stock for consulting, compensation and other professional services valued at $300,206 which includes compensation to officers in the approximate amount of $46,700.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pro Forma Disclosure

The Company has adopted the disclosure only provision of SFAS 123, "Accounting for Stock Based Compensation". Under SFAS 123 employee warrants are valued at the grant date using the Black-Scholes valuation model. Had compensation cost for the Company's warrants been determined as prescribed by SFAS 123, pro forma net income (loss) and earnings per share for 2002 would have been changed as follows:

                                                               2002
                                                              -------
Net income (loss) as reported                                 $43,977
Pro forma compensation                                        (52,253)
Net Income (loss) pro forma                                   $(8,276)
Diluted earnings (loss) per share                               $(.00)

The estimated per share fair value of the warrants granted in July and September 2002 were $.032 and $.025, respectively using the Black-Scholes option pricing model with the following assumptions:

                                                                2002
                                                               ------
Dividend yield                                                     -
Volatility                                                      76.44
Interest rate                                                   3.25%
Option life in months                                             59

Note 8 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2004, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $50,261, $59,429 and $73,881 for each of the three years ended September 30, 2004.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:
For the years ended September 30,

                  2005                               $  76,812
                  2006                                  70,571
                  2007                                  71,225
                  2008                                  75,825
                  2009                                  79,405
           After  2009                                  13,337
                                                      --------
                  Total                               $387,175
                                                      ========

Note 9 - PROFIT SHARING PLAN

The Company established a profit sharing plan in 1992. All full-time employees as defined within the plan are eligible to participate. Contributions to the plan are discretionary and are determined at the Company's year end. The amount contributed or accrued to the profit sharing plan for the years ended September 30, 2004, 2003, and 2002, were $0, $0, and $0, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The law suit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Federal Drug Administration ("FDA") in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that APO, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in these shipments. APO is cooperating with Alcoa as well as the Federal regulatory agencies and is suppying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products.

The law suit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Federal Drug Administration in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with Alcoa and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of September 30, 2004, the Company had approximately $411,200 on deposit, in excess of the $100,000 in each bank, which is insured under federal law. The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base. For the years ended September 30, 2004, 2003 and 2002 the following customers had in excess of 10% of the total sales. No single vendor accounts for greater than 10% of purchases.

                              2004              2003             2002
                              ----              ----             ----
Customer A                     40%               38%              25%
Customer B                                       12%              11%


Note 12 - Computation of Earnings Per Share
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

                                               Year Ended September 30,
                                               ------------------------
                                              2004        2003         2002
                                              ----        ----         ----
Net income (loss) available for common
  Shareholders, basic and diluted        $(1,048,828)  $(517,526)    $ 43,977

Weighted average common shares
  Outstanding-basic                       34,338,680   27,003,847   23,864,383

Net effect of dilutive stock options          *            *            *

Basic earnings (loss) per share            $(.03)      $ (.02)        $ .00

* antidilutive

                                APO HEALTH, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                            Balance
Year Ended                                  Beginning of                                           Balance
September 30,         Account               Period           Additions         Reduction        End of Period
-------------         -------               ------           ---------         ---------        -------------
2002              Allowance for
                   Doubtful accounts        $29,000           $1,000                              $  30,000

                  Allowance for
                   Deferred taxes           $22,300                             $(22,300)         $       -

2003              Allowance for
                   Doubtful accounts        $30,000           $20,000                             $  50,000

                  Allowance for
                   Deferred taxes           $   -0-          $221,200           $(24,200)         $ 197,000

2004              Allowance for
                   Doubtful accounts        $50,000          $330,000                             $ 380,000

                  Allowance for
                   Deferred taxes           $197,000         $431,000                             $ 628,000
