Form 10-Q
period 2004-12-31
APO HEALTH INC /NV/
filed 2005-02-14
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

     As of February 8, 2005, 35,773,045 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2004


                                TABLE OF CONTENTS

                                                                                                 Page
         PART I - Financial Information

         Item 1            Financial Statements.

                           Consolidated Balance Sheets as of
                           December 31, 2004 and September 30, 2004.                              2

                           Consolidated Statements of Income for the three
                           months ended December 31, 2004 and 2003.                               3

                           Consolidated Statements of Cash Flows for the
                           three months ended December 31, 2004 and 2003.                         4

                           Notes to Consolidated Financial Statements.                          5 - 9

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                                10 - 11

         Item 3            Quantitative and Qualitative Disclosures About                        11
                           Market Risk.

         Item 4            Controls and Procedures.                                              12

         PART II - Other Information

         Item 1            Legal Proceedings.                                                    12

         Item 2            Unregistered Sales of Equity Securities
                           and Use of Proceeds.                                                  13

         Item 3            Defaults upon Senior Securities.                                      13

         Item 4            Submission of Matters to a Vote of Security Holders.                  13

         Item 5            Other Information.                                                    13

         Item 6            Exhibits.                                                             13

         Signatures                                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.


                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,             September 30,
                                                                      2004                       2004
                                                                  ---------------            --------------

                                                                     (Unaudited)
                                     ASSETS
Current Assets:
   Cash                                                            $     339,487              $    574,732
   Accounts Receivable, net of allowance for
   doubtful accounts of $430,000 and $380,000                            805,174                 1,179,078
   Inventory                                                             545,936                   583,040
   Other Current Assets                                                  118,910                   186,274
                                                                   --------------            --------------
         Total Current Assets                                          1,809,507                 2,523,124
                                                                   --------------            --------------

Property and Equipment, net of accumulated
   Depreciation of $89,963 and $88,430                                     6,591                     8,124
Deposits                                                                   7,500                     7,500
                                                                   --------------            --------------
         Total Assets                                              $   1,823,598               $ 2,538,748
                                                                   ==============            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                              $     238,675              $    609,185
   Accounts Payable                                                      899,088                 1,168,278
   Deferred Compensation                                                  89,223                    89,224
   Customer Deposits                                                     305,903                   259,675
                                                                   --------------             -------------
         Total Current Liabilities                                     1,532,889                 2,126,362
                                                                   --------------             -------------
Stockholders' Equity:
   Common stock, $.0002 par value,
     125,000,000 shares authorized, 35,773,045
     and 35,673,045 shares issued and outstanding                          7,155                     7,135
   Paid-in Capital                                                     2,164,288                 2,158,308
   Retained Earnings (Deficit)                                        (1,880,734)               (1,175,057)
                                                                   --------------             -------------
         Total Stockholders' Equity                                      290,709                   412,386
                                                                   --------------             -------------

         Total Liabilities and Stockholders' Equity                $   1,823,598               $ 2,538,748
                                                                   ==============             =============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     December 31, 2004 AND 2003 (UNAUDITED)


                                                                              Three Months

                                                                       2004                       2003
                                                                   --------------            --------------

Revenue                                                             $  4,711,957              $  7,389,987
Cost of Revenue                                                        4,325,561                 6,746,816
                                                                   --------------            --------------
Gross Margin                                                             386,396                   637,171
                                                                   --------------            --------------

Operating Expenses
   Selling Expense                                                       123,211                   163,845
   General and Administrative Expenses                                   376,957                   336,831
                                                                   --------------            --------------
                                                                         500,168                   503,676
                                                                   --------------            --------------

Income (loss) from Operations                                           (113,172)                  133,495

Interest Expense                                                          13,906                    22,730
                                                                   --------------            --------------

Income (loss) before Provision for
 Income Taxes                                                           (127,678)                  110,765
 Provision for (Recovery of)
Income Taxes                                                                   -                         -
                                                                   --------------            --------------

Net Income                                                          $   (127,678)              $   110,765
                                                                   ==============            ==============

Basic and Diluted Earnings
   Per Common Share:                                                       $(.00)                     $.00
                                                                   ==============            ==============
Weighted Average Common Shares
   Outstanding                                                        35,768,601                32,106,045
                                                                   ==============            ==============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     December 31, 2004 AND 2003 (UNAUDITED)


                                                                        2004                      2003
                                                                   --------------            --------------

Cash Flow from Operating Activities:
Net Income (Loss)                                                  $    (127,678)            $      12,616
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                              1,533                     7,872
Stock Issued for Services                                                  6,000                   151,477
Allowance for Doubtful Accounts                                           50,000                    20,000
Changes In:
  Accounts Receivable                                                    323,904                (2,669,109)
  Other Receivables                                                            -                   168,350
  Inventory                                                               37,104                   619,010
  Other Current Assets                                                    67,364                   (62,516)
  Accounts Payable                                                      (269,190)                2,188,803
  Accrued Expenses                                                             -                   151,274
  Customer Deposits Payable                                               46,228                  (488,012)
                                                                   --------------            --------------
Cash Flows from Operating Activities                                     135,265                    99,765
                                                                   --------------            --------------

Cash Flows from Financing Activities:
Advances from Officers, Net                                                    -                   (15,000)
Proceeds (Payment) on Bank Notes Payable, Net                           (370,510)                 (562,814)
                                                                   --------------            --------------
Cash Flows from Financing Activities                                    (370,510)                 (525,704)
                                                                   --------------            --------------

Net (Decrease) in Cash                                                  (235,245)                 (425,939)

Cash Balances:
Beginning of Period                                                      574,732                   520,618
                                                                   --------------            --------------
End of Period                                                      $     339,487             $      94,679
                                                                   ==============            ==============

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K containing the Company's audited financial statements as of and for the year ended September 30, 2004 filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2005.

Note 1 ACCOUNTING POLICIES

Nature of business and basis of consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental and medical professionals, and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a
Nevada corporation, which was an inactive public company, acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                                       2004                       2003
                                                                    ------------               -----------
Cash paid during the year for:
        Interest                                                     $    13,906                $   22,730

Non-cash transaction:
      Common Stock Issued for  Professional Fees                     $     6,000

Note 3 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000. On September 1, 2004 the credit facility was amended by mutual consent and reduced the maximum amount of credit under the facility to $1,000,000. The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (7.75% as of December 31, 2004). This agreement is for a period of three years through October 31, 2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement. The credit facility provides that the Company maintain certain financial covenants.

Bank Notes Payable are as follows                                     December 31               September 30
                                                                          2004                     2004
                                                                          ----                     ----
Own note borrowing                                                 $     238,675             $     609,185
                                                                   ==============            ==============

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                                          2004                     2003
                                                                          ----                     ----
         Current                                                   $           -            $            -
         Utilization of net operating loss                                     -                         -
         Deferred                                                              -                         -
                                                                   --------------            --------------
         Total                                                     $           -             $           -
                                                                   ==============            ==============

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

                                                                          2004                     2003
                                                                          ----                     ----
         Computed at federal statutory rate of 34%                 $           -             $           -
         State income tax                                                      -                         -
         Utilization of net operating loss                                     -                         -
                                                                   --------------            --------------

         Total                                                     $           -             $           -
                                                                   --------------            --------------

The components of deferred taxes are as follows:
                                                                     December 31,             September 30,
                                                                          2004                     2004
                                                                   --------------            --------------
         Deferred tax assets
            Allowance for doubtful accounts                        $     172,000             $     152,000
            Depreciation                                                  20,000                    21,250
            Deferred Compensation                                         50,400                    50,400
            Net operating loss carryover                                 430,425                   404,025
            Valuation allowance                                         (672,825)                  (627,675)
                                                                   --------------            --------------
         Total Deferred tax asset                                  $           -             $           -
                                                                   ==============            ==============

The Company has a net operating loss carryover of approximately $1,139,000 to offset future taxable income. The carryover expires at various times through 2024. The Company has offset the deferred tax asset by a valuation allowance of $672,825, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover.

Note 5 - COMMON STOCK

In January of 2004, the Company authorized the creation of 3,500,000 bonus compensation warrants exercisable at $0.025 per share, for an exercise period of three years, to be issued to designated recipients approved by the Board. On January 9, 2004, the Board authorized the issuance of 2,300,000 compensation warrants to various officers and professionals for services rendered.

On July 22 2002, the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants. To date none of these warrants have been issued.

On July 22 2002 the Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27, 2002, a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - COMMON STOCK (continued)

In October, 2004, the Company issued 100,000 shares of common stock to a professional for services valued at $6,000.

Note 6 - LEASES

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

Future minimum lease payments are as follows:
For the years ended September 30,
                  2005                                         $  70,411
                  2006                                            70,571
                  2007                                            71,225
                  2008                                            75,825
                  2009                                            79,405
             After  2009                                          13,337
                                                                --------
                  Total                                         $380,774
                                                                --------

Note 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - COMMITMENTS AND CONTINGENCIES (continued)

by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Food and Drug Administration ("FDA") in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. ("Alcoa") in the US District Court for the Eastern District of New York, against them and a number of other parties. Alcoa claimed that APO, as well as others, were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in these shipments. APO is cooperating with Alcoa as well as the federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products.

The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the FDA in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with Alcoa and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

Employment Agreement

Effective October 1, 2001 the Company has entered into a three-year employment agreement with its chief executive officer that provides for a minimum annual salary of $250,000 with incentives based on the Company's attainment of specified levels of sales and earnings as defined in the agreement. The employment agreement expired on September 30, 2004, and shall be automatically renewed for successive periods of one year unless either party gives written notice to terminate the agreement.

Note 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of December 31, 2004, the Company had $321,805 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.


Results of Operations

Revenue for the three months ended December 31, 2004 was $4,477,957, a decrease of $2,627,030, or 36.2%, from $7,389,987 for the three months ended December 31, 2003. There were several factors which contributed to the decline in revenue.
(1) The Company no longer conducted business with several wholesale customers that were sold products that were subsequently determined to be counterfeit. Sales to these customers for the quarter ended December 31, 2003 were in excess of $1,300,000. (2) A second factor which contributed to the reduction in revenue was the cost of products that the Company had previously imported from Canada and Europe increased substantially because of the United States dollars decline against those currencies. The Company was unable to pass along any price increase, and, therefore reduced or eliminated purchases of many imported products

The Company is in the process of preparing a new catalogue for medical supplies. The distribution of the catalogue has been delayed into the second or third quarter of fiscal 2005. The Company anticipates that with the distribution of this new catalogue, sales of medical supplies will increase. The gross profits on products included in the catalogue are a minimum of 20% to 25% and any increase in revenue will increase the overall profit margins of the Company.

Cost of revenue for the three months ended December 31, 2004 were $4,432,561, a decrease of $2,421,225, or 35.9%, from $6,746,816 for the three months ended December 31, 2003. The decrease in cost of sales is proportionate with the decrease in revenue described above. The gross profit percentage for the three months ended December 31, 2004 was 8.2% compared to 8.6% for the three months ended December 31, 2003. The lower gross profit percentage is a result of increased costs that the Company was unable to pass on to customers.

Selling expenses for the three months ended December 31, 2004 were $123,211, a decrease of $40,634 from the three months ended December 31, 2003. Commissions decreased by approximately $17,000 for the quarter ended December 31, 2004 due to the decrease in revenue from wholesale customers. Advertising and related costs declined by approximately $19,000 as the Company reduced its mailing of advertising materials. There were minor increases and decreases in other selling expenses that resulted in an overall decrease which was directly related to the decrease in revenue.

General and administrative expenses for the three months ended December 31, 2004 were $376,957, an increase of $40,126 from $336,831 for the three months ended December 31, 2003. Total compensation, including payroll taxes and employee benefits, decreased by $27,100 as the Company reduced salaries for its executive officers and other salaried individuals to reduce costs. Consulting fees, under an agreement entered into in January 2004, were $30,000. There was no comparable cost in 2003. The consulting agreement expired in January 2005. The Company reserved an additional $50,000 to its allowance for bad debts in the quarter ended December 31, 2004. There was no comparable cost in 2003. Banking fees and credit card processing fees decreased in the quarter ended December 31, 2004 by approximately $12,000 as it reduced the available line of credit with its lender. There were minor increases or decreases in all other general and administrative expenses.

Interest expense for the three months ended December 31, 2004 was $13,905, a decrease of $8,824 from the three-month period ended December 31, 2003. The decrease in interest expense is due to a reduction of the credit facility with Rosenthal & Rosenthal, Inc. which reduced the Company's monthly minimum interest expense.

Liquidity and Capital Resources

As of December 31, 2004, the Company had net working capital of $276,618, a decrease of $120,144 from September 30, 2004. The Company has approximately $750,000 of financing available under a $1,000,000 credit facility with Rosenthal & Rosenthal, Inc. to finance additional receivables and inventory. The term of the credit facility expires on October 31, 2005 and may be extended on a year to year basis thereafter unless it is terminated.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Exchange Rate Risk. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Credit Risk. The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of December 31, 2004, the Company had $321,805 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 4   CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

     On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the Food and Drug Administration ("FDA") in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with P&G and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

     On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. ("Alcoa") in the US District Court for the Eastern District of New York, against them and a number of other parties. Alcoa claimed that APO, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in these shipments. APO is cooperating with Alcoa as well as the federal regulatory agencies and is suppying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products.

     The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. The Company continues to cooperate with and assist the FDA in its inquiry and has undertaken a voluntary recall of these products. As a result of APO's continuing cooperation with Alcoa and the FDA and its lack of knowing culpability, its counsel believes that this proceeding will terminate without any adverse consequence to the Company.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

     In October 2004, the Company issued 100,000 shares of common stock to a professional for services valued at $6,000.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM  4           SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

         None.

ITEM 5   OTHER INFORMATION.

         None.

ITEM 6   EXHIBITS.

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

                                          APO HEALTH, INC.


Date: February 14, 2005                   By:       /s/ Dr. Jan Stahl
                                                    -------------------
                                          Dr. Jan Stahl, Chief Executive
                                          Officer, Chief Financial Officer,
                                          Secretary and Chairman
                                          (Principal Executive Officer and
                                          Principal Financial Officer)