Form 10-Q
period 2005-03-31
APO HEALTH INC /NV/
filed 2005-05-23
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                             Commissions file number


                                APO HEALTH, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                   86-0871787
          -----------------------------                    --------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes _____ No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2005, 37,473,045 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.

                            FORM 10-Q
                  QUARTER ENDED MARCH 31, 2005


                        TABLE OF CONTENTS
                        -----------------

                                                                                                 Page
                                                                                                 ----
 PART I - Financial Information

          Item 1   Financial Statements.

                            Consolidated Balance Sheets as of
                            March 31, 2005 and September 30, 2004.                                 2

                            Consolidated Statements of Operations for the three and six
                            Months ended March 31, 2005 and 2004.                                  3

                            Consolidated Statements of Cash Flows for the
                            Six months ended March 31, 2005 and 2004.                              4

                            Notes to Consolidated Financial Statements.                          5 - 9

          Item 2            Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                 10 - 11

          Item 3            Quantitative and Qualitative Disclosures About
                            Market Risk                                                           12

          Item 4            Controls and Procedures                                               12

 PART II - Other Information

          Item 1            Legal Proceedings.                                                    12

          Item 2            Unregistered Sales of Equity Securities and Use of Proceeds.          13

          Item 3            Defaults upon Senior Securities.                                      13

          Item 4            Submission of Matters to a Vote of Security Holders.                  13

          Item 5            Other Information.                                                    13

          Item 6            Exhibits                                                              13

 Signatures                                                                                       14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,         September 30,
                                                                        2005                 2004
                                                                 ---------------       ---------------
                                                                     (Unaudited)

                                     ASSETS
Current Assets:
   Cash                                                          $      271,480        $      574,732
   Accounts Receivable, net of allowance
      for doubtful accounts of $360,000 and
     $380,000                                                           831,737             1,179,078
   Inventory                                                            652,572               583,040
   Other Current Assets                                                  98,626               186,274
                                                                 ---------------       ---------------
         Total Current Assets                                         1,854,415             2,523,124
                                                                 ---------------       ---------------
Property and Equipment, net of accumulated
   depreciation of $86,572 and $88,430                                    5,056                 8,124
Deposits                                                                  7,500                 7,500
                                                                 ---------------       ---------------
         Total Assets                                            $    1,866,971        $    2,538,748
                                                                 ===============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                            $      297,654        $      609,185
   Accounts Payable                                                     927,177             1,168,278
   Accrued Compensation                                                 100,818                89,224
   Customer Deposits                                                    288,629               259,675
                                                                 ---------------       ---------------
         Total Current Liabilities                                    1,614,278             2,126,362
                                                                 ---------------       ---------------
Stockholders' Equity:
   Common stock, $.0002 par value,
     125,000,000 shares authorized, 37,473,045
     and 35,673,045 shares issued and outstanding                         7,495                 7,135
   Paid-in Capital                                                    2,197,948             2,158,308
   Retained Earnings (Deficit)                                       (1,952,750)           (1,753,057)
                                                                 ---------------       ---------------
         Total Stockholders' Equity                                     252,693               412,386
                                                                 ---------------       ---------------
         Total Liabilities and Stockholders' Equity              $    1,866,971        $    2,538,478
                                                                 ===============       ===============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                       MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                      Three Months                                  Six Months
                                                     -------------                                  ----------
                                               2005                    2004                 2005                 2004
                                         ---------------          ---------------      ---------------      ---------------
Revenue                                  $    3,893,623           $   13,859,543       $    8,606,580       $   21,243,530
Cost of Revenue                               3,443,829               13,255,203            7,769,390           20,002,019
                                         ---------------          ---------------      ---------------      ---------------
Gross Margin                                    449,794                  604,340              837,190            1,241,511
                                         ---------------          ---------------      ---------------      ---------------
Operating Expenses
 Selling Expense                                 89,718                  210,766              212,929              374,611
 General and Administrative Expenses            419,443                  420,168              796,400              759,999
                                         ---------------          ---------------      ---------------      ---------------
                                                509,161                  630,934            1,009,329            1,134,610

Income (Loss) from Operations                   (59,637)                 (26,594)            (172,139)             106,901
                                         ---------------          ---------------      ---------------      ---------------
Other Income (Expense)
Recovery of Litigation Expense                        -                   92,755                    -               92,755
Interest Expense                                (13,648)                 (27,332)             (27,554)             (50,062)
                                         ---------------          ---------------      ---------------      ---------------
                                                (13,648)                  64,423              (27,554)              42,693
                                         ---------------          ---------------      ---------------      ---------------
Income (loss) before Provision for
Income Taxes                                    (73,015)                  37,829             (199,693)             149,594
Provision for Income Taxes                            -                       -                     -                    -
                                         ---------------          ---------------      ---------------      ---------------
Net Income                               $      (73,015)          $       37,289       $     (199,693)      $      149,594
                                         ===============          ===============      ===============      ===============
Basic and Diluted Earnings
   Per Common Share:
Total                                    $         (.00)          $          .00       $         (.01)      $          .00
                                         ===============          ===============      ===============      ===============
Weighted Average Common Shares
   Outstanding                               36,090,822               33,439,378           35,931,055           32,772,712
                                         ===============          ===============      ===============      ===============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                       MARCH 31, 2005 AND 2004 (UNAUDITED)


                                                                       2005                  2004
                                                                 ---------------       ---------------
Cash Flow From Operating Activities:
Net Income                                                       $     (199,693)       $      149,594
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                             3,068                 4,940
Allowance For Doubtful Accounts                                         (20,000)                    -
Stock Issued for Services                                                40,000                     -
Changes In:
  Accounts Receivable                                                   367,341               232,701
  Inventory                                                             (69,532)           (1,272,239)
  Other Current Assets                                                   87,648                13,301
  Accounts Payable                                                     (241,101)              389,513
  Accrued Compensation                                                   11,594                  (788)
  Customer Deposits Payable                                              28,954               152,306
                                                                 ---------------       ---------------
Cash Flows Provided by (used for)
Operating Activities                                                      8,279              (330,672)
                                                                 ---------------       ---------------
Cash Flows From Investing Activities:
Notes Receivable                                                              -                 4,566
                                                                 ---------------       ---------------
Cash Flows Provided by Investing Activities                                   -                 4,566
                                                                 ---------------       ---------------

Cash Flows from Financing Activities:
Cash Overdraft                                                                -               186,651
                                                                 ---------------       ---------------
Proceeds (Payment) on Bank Notes Payable, Net                          (311,531)                3,089
                                                                 ---------------       ---------------
Cash Flows Provided by (used for)
Financing Activities                                                   (311,531)              189,740
                                                                 ---------------       ---------------
Net (Decrease) in Cash                                                 (303,252)             (136,366)

Cash Balances:
Beginning of Period                                                     574,732               405,153
                                                                 ---------------       ---------------
End of Period                                                    $      271,480        $      268,787
                                                                 ===============       ===============

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the Company's management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K containing the Company's audited financial statements as of and for the year ended September 30, 2004 filed with the Securities and Exchange Commission.

The results of operations for the six months ended March 31, 2005 are not necessarily indicative of results expected for the entire fiscal year ending September 30, 2005.

Note 1 ACCOUNTING POLICIES

Nature of Business and Basis of Consolidation. APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental, medical and veterinary professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which was an inactive public company acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three month or less.

Revenue recognition occurs when products are shipped.

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful life. The cost of maintenance and repairs is expensed as incurred.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share, Basic. Earnings per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                                       2005                  2004
                                                                 ---------------       ---------------
Cash paid during the year for:
        Interest                                                 $       27,554            $   50,062

Non-cash transaction:
      Common Stock Issued for Professional Fees                  $       40,000

Note 3 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provided the Company with a maximum credit facility not to exceed $3,000,000. The credit facility has been amended by mutual consent and reduced the maximum amount of credit under the facility to $500,000. The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (8.25% as of March 31, 2005). This agreement is for a period of three years through October 31, 2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement. The credit facility provides that the Company maintain certain financial covenants.

Bank Notes Payable are as follows                                   March 31             September 30
                                                                     2005                   2004
                                                                 ---------------       ---------------
Own note borrowing                                               $      238,675        $      609,185
                                                                 ===============       ===============
Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                                     2004                   2003
                                                                 ---------------       ---------------
         Current                                                 $            -        $            -
         Utilization of net operating loss                                    -                     -
         Deferred                                                             -                     -
         Total                                                   $            -        $            -

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:

                                                                     2004                     2003
                                                                 ---------------       ---------------
         Computed at federal statutory rate of 34%               $            -        $            -
         State income tax                                                     -                     -
         Utilization of net operating loss                                    -                     -
                                                                 ---------------       ---------------
         Total                                                   $            -        $            -
                                                                 ---------------       ---------------
The components of deferred taxes are as follows:
                                                                    March 31,           September 30,
                                                                      2005                  2004
                                                                 ---------------       ---------------
         Deferred tax assets
            Allowance for doubtful accounts                      $      156,000        $      152,000
            Depreciation                                                 19,200                21,250
            Deferred Compensation                                        40,000                50,400
            Net operating loss carryover                                534,000               404,025
            Valuation allowance                                        (749,200)             (627,675)
                                                                 ---------------       ---------------
         Total Deferred tax asset                                $            -        $            -
                                                                 ===============       ===============

The Company has a net operating loss carryover of approximately $1,139,000 to offset future taxable income. The carryover expires at various times through 2024. The Company has offset the deferred tax asset by a valuation allowance of $749,200, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover.

Note 5 - COMMON STOCK

On March 8, 2005 and March 29, 2005, the Company issued a total of 1,700,000 shares of common stock to professionals and consultants for services rendered valued at $34,000.

In October, 2004, the Company issued 100,000 shares of common stock to a professional for services rendered valued at $6,000.

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

On July 22, 2002 the Company issued a common stock purchase warrant for 260,000 shares of common stock exercisable at $.10 per share and on September 27, 2002, a common stock purchase warrant for 1,875,000 shares exercisable at $.04 per share, both expiring on August 31, 2007.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2004, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $22,290 and $26,156 for the six month periods ended March 31, 2005 and 2004, respectively.

Future minimum lease payments are as follows:
For the years ended September 30,
                  2005                                    $       38,650
                  2006                                            70,571
                  2007                                            71,225
                  2008                                            75,825
                  2009                                            79,405
         After    2009                                            13,337
                                                          ---------------
                  Total                                   $      349,013
                                                          ---------------
Note 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Liability

Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At the present time, the Company is self-insured for product liability claims.

Note 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of March 31, 2005, the Company had $310,987 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

Note 9 - SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Chief Executive Officer of the Company converted $50,000 of deferred compensation into common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

     Revenue for the three months ended March 31, 2005 was $3,893,623, a decrease of $9,965,920 or 71.9%, compared to the three months ended March 31, 2004. Revenue for the six months ended March 31, 2005 was $8,606,580, a decrease of $12,636,950, or 59.5%, compared to the six months ended March 31, 2004. The Company lost two of its largest wholesale customers which totaled approximately $2,500,000 during the six month period ended March 31, 2005 due to the Alcoa and Proctor & Gamble litigation. In addition, revenue was reduced by approximately $7,800,000 which is attributable to a reduction in the sale of health, beauty aids and other pharmaceutical products acquired from European vendors as margins on these products decreased due to the decline in the value of the U.S. Dollar against both the Euro and the British Pound. Where product was available for sale but the margins were such that the Company would not be able to generate a profit, the Company declined to sell those products.

     As a result of the decrease in wholesale revenue, cost of goods sold associated with those sales also declined proportionately. Cost of sales for the three months ended March 31, 2005 was $3,443,829, a decrease of $9,811,374, or 74.0% compared to the three months ended March 31, 2004. The cost of sales for the six months ended March 31, 2005 was $7,769,390, a decrease of $12,232,629, or 61.2%, compared to the six months ended March 31, 2004.

     Gross profit for the three months ended March 31, 2005 was $449,794 compared to $609,340 for the three months ended March 31, 2004. The gross profit for the six months ended March 31, 2005 was $837,190 compared to $1,241,511 for the six months ended March 31, 2004. Gross profit as a percentage of sales was 11.6% for the three months ended March 31, 2005 compared to 4.4% for the three months ended March 31, 2004. Gross profit as a percentage of sales was 9.7% for the six months ended March 31, 2005 compared to 5.8% for the six months ended March 31, 2004. The increased in gross profit as a percentage of sales is a result of the Company's change in strategy away from selling very low gross profit items. The Company is in the process of preparing a new medical catalogue for medical supplies. It anticipates that this new catalogue will aid in the increase of the sale of medical supplies which have higher gross profit margins than many of the other products and increase the overall gross profit margin of the Company.

     Selling expenses for the three months ended March 31, 2005 were $89,718, a decrease of $121,048, or 57.4%, compared to selling expenses of $210,766 for the three months ended March 31, 2004. Selling expenses for the six months ended March 31, 2005 were $212,929, a decrease of $161,682, or 43.2%, compared to $374,611 for the six months ended March 31, 2004. As a direct relationship with the decrease in wholesale revenue, the Company reduced costs associated with that revenue as follows: freight costs decreased by $45,986, commissions decreased by $58,206, and advertising and related costs decreased by approximately $29,687. Other selling costs decreased by approximately $27,803 Advertising costs will increase when the Company completes and distributes its new medical supply catalogue.

     General and administrative expenses for the three months ended March 31, 2005 were $419,443 compared to general and administrative expenses of $420,168 for the three months ended March 31, 2004. General and administrative expenses for the six months ended March 31, 2005 were $796,400 an increase of $36,401 or 4.2% compared to the six months ended March 31, 2004. There were three categories where general and administrative expenses increased from the six months ended March 31, 2004. Bad debt expenses increased by $4,004 as additional reserves were taken due to write off of receivables against the allowance of approximately $121,000 with an increase in the reserve of $125,000, consulting increased by $58,000 (the consulting agreement ended in January 2004) and legal expenses related to the Alcoa and Proctor & Gamble litigation was approximately $68,000. These three categories accounted for increases of $160,004. Compensation and related employee expenses decreased by $59,244 as the Company reduced the number of full time personnel by two persons. Other professional fees decreased by approximately $22,000 and bank fees decreased by approximately $15,000 as the Company reduced the availability on the line of credit. All other general and administrative expenses decreased by approximately $30,000.

     Interest expense for the three months ended March 31, 2005 was $13,648 compared to interest expense of $27,332 for the three months ended March 31, 2004. Interest expense for the six months ended March 31, 2005 was $27,554, a decrease of $22,508 from the six month period ended March 31, 2004. The Company has reduced the average amount of borrowing on its line of credit with Rosenthal & Rosenthal, Inc. by approximately 50%.

Financial Condition, Liquidity and Capital Resources

     As of March 31, 2005, The Company had net working capital of $280,137, a decrease of $116,625 from September 30, 2004 as a result of the net loss during the period. At March 31, 2005, the Company had a $500,000 credit facility of which approximately $205,000 not being used.

     Exclusive of the increase in bad debt expense, legal expenses related to the Alcoa and Proctor & Gamble litigations and the expiration of a one year consulting agreement in January 2004, the Company reduced selling, general and administrative expenses by approximately $290,000 during the six months ended March 31, 2005. +The Company has also increased the gross profit margin from 5.8% to 9.7%.

     Based upon the above factors, the Company believes that it has sufficient funds for operations for the next fiscal year.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Exchange Rate Risk. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company has virtually eliminated its purchases from Europe as the cost of products have increased substantially as the value of the U.S. Dollar has declined substantially against both the Euro and the British Pound.

     Credit Risk. The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of March 31,2005, the Company had $310,987 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 4.  CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On or about July 7, 2004, a suit was commenced by the Proctor & Gamble Company ("P&G") in the United States District Court for the Eastern District of New York, naming APO Health, Inc. [(New York) "APO-NY"], the Company's subsidiary, together with others as parties defendant. P&G claims that APO-NY as well as others were involved in the sale of counterfeit Head and Shoulders and Pantene products. APO-NY denies any improper conduct nor involvement in importing of counterfeit products; no documentation has been produced to date, indicating that any of the Pantene or Head and Shoulders products which APO-NY imported were other than genuine. The Company has been actively defending against this claim while cooperating with both P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove any counterfeit products from the marketplace. This lawsuit is seeking, among other relief, a request for a permanent injunction from selling counterfeit Pantene and Head and Shoulders products. The suit also seeks damages.

     On or about December 3, 2004, APO-NY as well as Dr. Jan Stahl, the Company's President, were served with process in a suit by Alcoa, Inc., ("Alcoa"), also in the United States District Court for the Eastern District of New York. In that suit, Alcoa alleges that APO-NY as well as others imported and sold counterfeit Reynolds Wrap Aluminum foil. The Company and Dr. Stahl have denied these claims and are actively defending against these charges. This suit seeks, among other relief, a request for a permanent injunction as well as damages. APO has not received any documentation which would show that the Reynolds Wrap which it purchased was not genuine. APO and Dr. Stahl are actively defending this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM  4. SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

Exhibit
Number                            Description
--------- ----------------------------------------------------------------------
31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
          Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APO HEALTH, INC.

Date:    May 23, 2005                  By:  /s/ Jan Stahl
                                            --------------
                                       Dr. Jan Stahl, Chairman
                                       Chief Executive Officer, Principal
                                       Financial Officer, Principal Accounting
                                       Officer and Secretary