Form 10-Q
period 2005-06-30
APO HEALTH INC /NV/
filed 2005-08-19
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

            From the transition period from __________ to ___________

                       Commission File Number: ___________


                                APO HEALTH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                       86-0871787
                  ------                                       ----------
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                    Identification No.)

                 3590 Oceanside Road, Oceanside, New York 11575
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 365-2839
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __ No __X__

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Ac)t. Yes _____ No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2005, 41,639,712 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2005


                                TABLE OF CONTENTS


                                                                                                  Page
 PART I - Financial Information

          Item 1   Financial Statements.

                            Consolidated Balance Sheets as of
                            June 30, 2005 and September 30, 2004.                                   2

                            Consolidated Statements of Operations for the three and nine
                            months ended June 30, 2005 and 2004.                                    3

                            Consolidated Statements of Cash Flows for the
                            nine months ended June 30, 2005 and 2004.                               4

                            Notes to Consolidated Financial Statements.                           5 - 9

          Item 2            Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  10 - 11

          Item 3            Quantitative and Qualitative Disclosures About
                            Market Risk                                                            12

          Item 4            Controls and Procedures                                                12

 PART II - Other Information

          Item 1            Legal Proceedings.                                                     12

          Item 2            Unregistered Sales of Equity Securities and Use of Proceeds.           13

          Item 3            Defaults upon Senior Securities.                                       13

          Item 4            Submission of Matters to a Vote of Security Holders.                   13

          Item 5            Other Information.                                                     13

          Item 6            Exhibits                                                               13

 Signatures                                                                                        14


                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,              September 30,
                                                                                        2005                      2004
                                                                                  ------------------     ------------------
                                   (Unaudited)

                                     ASSETS
Current Assets:
   Cash                                                                                $    278,745      $         574,732
   Accounts Receivable, net of allowance
      for doubtful accounts of $360,000 and
     $380,000                                                                               834,812              1,179,078
   Inventory                                                                                455,908                583,040
   Other Current Assets                                                                     100,155                186,274
                                                                                  ------------------     ------------------

         Total Current Assets                                                             1,669,620              2,523,124
                                                                                  ------------------     ------------------

Property and Equipment, net of accumulated
   depreciation of $88,105 and $88,430                                                        3,524                  8,124
Deposits                                                                                      7,500                  7,500
                                                                                  ------------------     ------------------
         Total Assets                                                             $       1,680,644      $       2,538,748
                                                                                  ==================     ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Notes Payable                                                             $         206,784      $         609,185
   Accounts Payable                                                                         942,702              1,168,278
   Accrued Compensation                                                                      50,818                 89,224
   Customer Deposits                                                                        255,020                259,675
                                                                                  ------------------     ------------------
         Total Current Liabilities                                                        1,455,324              2,126,362
                                                                                  ------------------     ------------------

Stockholders' Equity:
   Common stock, $.0002 par value,
     125,000,000 shares authorized, 41,639,712
     and 35,673,045 shares issued and outstanding                                             8,328                  7,135
   Paid-in Capital                                                                        2,247,115              2,158,308
   Retained Earnings (Deficit)                                                           (2,030,123)            (1,753,057)
                                                                                  ------------------     ------------------
         Total Stockholders' Equity                                                         225,320                412,386
                                                                                  ------------------     ------------------

         Total Liabilities and Stockholders' Equity                               $       1,680,644      $       2,538,478
                                                                                  ==================     ==================


                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                       JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                     Three Months                                        Nine Months
                                           -----------------------------------------      -----------------------------------------
                                                 2005                     2004                   2005                2004
                                           ------------------     ------------------      ------------------     ------------------

Revenue                                    $       3,879,566      $       8,204,667       $      12,486,146      $      29,448,197
Cost of Revenue                                    3,582,834              8,071,884              11,352,224             28,073,093
                                           ------------------     ------------------      ------------------     ------------------
Gross Margin                                         296,732                132,783               1,133,922              1,374,294
                                           ------------------     ------------------      ------------------     ------------------

Operating Expenses
 Selling Expense                                      81,141                107,107                 294,070                481,718
 General and Administrative Expenses                 280,420                267,658               1,076,820              1,027,657
                                           ------------------     ------------------      ------------------     ------------------
                                                     361,561                374,765               1,370,890              1,509,375
                                           ------------------     ------------------      ------------------     ------------------

(Loss) from Operations                               (64,829)              (241,982)               (236,968)              (135,081)
                                           ------------------     ------------------      ------------------     ------------------

Other Income (Expense)
Recovery of Litigation Expense                             -                      -                       -                 92,755
Interest Expense                                     (12,544)               (27,230)                (40,098)               (77,292)
                                           ------------------     ------------------      ------------------     ------------------
                                                     (12,544)               (27,230)                (40,098)                15,463
                                           ------------------     ------------------      ------------------     ------------------
Income (loss) before Provision for
Income Taxes                                         (77,373)              (269,212)               (277,066)              (119,618)
Provision for Income Taxes                                 -                      -                       -                      -
                                           ------------------     ------------------      ------------------     ------------------


Net Income                                 $         (77,373)     $        (269,212)      $        (277,066)     $        (119,618)
                                           ==================     ==================      ==================     ==================
Basic and Diluted Earnings
   Per Common Share:
Total                                      $           (.00)      $            (.01)      $            (.01)     $             .00
                                           ==================     ==================      ==================     ==================
Weighted Average Common Shares
   Outstanding                                   41,639,712              35,106,145              37,833,941             33,570,589
                                           ==================     ==================      ==================     ==================

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                           2005                2004
                                                                                   ------------------     ------------------

Cash Flow From Operating Activities:
Net Income                                                                         $        (277,066)     $        (119,618)
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                                                  4,600                  7,410
Allowance For Doubtful Accounts                                                              (20,000)                20,000
Stock Issued for Services                                                                     40,000                      -
Changes In:
  Accounts Receivable                                                                        364,266                237,647
  Inventory                                                                                  127,132                 64,234
  Other Current Assets                                                                        86,119                   (132)
  Accounts Payable                                                                          (225,576)               (30,731)
  Accrued Compensation                                                                        11,594                (18,581)
  Customer Deposits Payable                                                                   (4,655)               (61,264)
                                                                                   ------------------     ------------------

Cash Flows Provided by Operating Activities                                                  106,414                 98,965
                                                                                   ------------------     ------------------


Cash Flows From Investing Activities:
Notes Receivable                                                                                   -                  4,566
                                                                                   ------------------     ------------------
Cash Flows Provided by Investing Activities                                                        -                  4,566
                                                                                   ------------------     ------------------


Cash Flows from Financing Activities:
Cash Overdraft                                                                                     -                 71,558
Advances from officers, net                                                                        -                 20,000
Net proceeds issuance of common stock                                                              -                 90,000
Proceeds (Payment) on Bank Notes Payable, Net                                               (402,401)              (181,212)
                                                                                    ------------------     ------------------

Cash Flows (used for) Financing Activities                                                  (402,401)                 4,912
                                                                                   ------------------     ------------------

Net (Decrease) in Cash                                                                      (295,987)               103,877

Cash Balances:
Beginning of Period                                                                          574,732                405,153
                                                                                   ------------------     ------------------

End of Period                                                                      $         278,745      $         509,030
                                                                                   ==================     ==================

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

The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of results expected for the entire fiscal year ending September 30, 2005.

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

Operating deficit and economic conditions.
Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred a loss of $1,048,828 for the year ended September 30, 2004 and an additional loss of $277,066 for the nine months ended June 30, 2005. The Company is in violation of the tangible net worth covenant of its lending agreement (see note 3).As more fully described in note 7, the Company is a defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, which unbeknownst to the Company were counterfeit products. It is not possible to predict at this time the ultimate outcome of the litigation or the extent, if any of the effect on the Company.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share, Basic. Earnings per share have been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                                                           2005             2004
                                                                                     --------------   -------------
Cash paid during the year for Interest                                               $       40,098   $     77,292

Non-cash transaction:
      Common Stock Issued for Professional Fees                                      $       40,000
      Common  Stock issued upon conversion of deferred compensation                          50,000

Note 3 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provided the Company with a maximum credit facility not to exceed $3,000,000. The credit facility has been amended by mutual consent and reduced the maximum amount of credit under the facility to $500,000. The credit facility is collateralized by substantially all the Company's assets and is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (8.25% as of March 31, 2005). This agreement is for a period of three years through October 31, 2005 and may be extended on a year to year basis thereafter unless terminated as provided in the agreement. The credit facility provides that the Company maintain certain financial covenants. The Company is currently not in compliance with the tangible net worth covenant of the financing agreement. Under terms of the agreement, the lender may call the loan if the Company is in violation of any restrictive covenant.

Bank Notes Payable are as follows                                 June 30             September 30
                                                                    2005                 2004
                                                              ------------------ ------------------
Own note borrowing                                            $         206,784  $         609,185
                                                              ================== ==================

Note 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                                     2005                 2004
                                                              ------------------ ------------------
         Current                                              $               -  $               -
         Utilization of net operating loss                                    -                  -
         Deferred                                                             -                  -
                                                              ------------------ ------------------
         Total                                                $               -  $               -
                                                              ================== ==================

A reconciliation of income taxes at the federal statutory income tax rate to total income taxes is as follows:
                                                                    2005                     2004
                                                              ------------------ ------------------
         Computed at federal statutory rate of 34%            $               -  $               -
         State income tax                                                     -                  -
         Utilization of net operating loss                                    -                  -
                                                              ------------------ ------------------
         Total                                                $               -  $               -
                                                              ------------------ ------------------

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INCOME TAXES (continued)

The components of deferred taxes are as follows:

                                                                   June 30,          September 30,
                                                                    2005                 2004
                                                              ------------------ ------------------
         Deferred tax assets
            Allowance for doubtful accounts                   $         144,000  $         152,000
            Depreciation                                                 21,000             21,250
            Deferred Compensation                                        20,000             50,400
            Net operating loss carryover                                574,000            404,025
            Valuation allowance                                        (759,000)          (627,675)
                                                              ------------------ ------------------
         Total Deferred tax asset                             $               -  $               -
                                                              ================== ==================

The Company has a net operating loss carryover of approximately $1,139,000 to offset future taxable income. The carryover expires at various times through 2024. The Company has offset the deferred tax asset by a valuation allowance of $759,000, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover.

Note 5 - COMMON STOCK

On April 1, 2005, the Company issued a total of 4,166,667 shares of restricted common stock to Dr. Jan Stahl, CEO of the Company in exchange for the conversion of $50,000 of deferred compensation.

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

Note 6 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2004, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $34,351 and $39,581 for the six month periods ended June 30, 2005 and 2004, respectively.

Future minimum lease payments are as follows:
For the years ended September 30,
                  2005                                      $     19,325
                  2006                                            70,571
                  2007                                            71,225
                  2008                                            75,825
                  2009                                            79,405
           After  2009                                            13,337
                                                            -------------
                 Total                                      $    329,688
                                                            -------------

Note 7 - COMMITMENTS AND CONTINGENCIES

Product Liability
-----------------

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

Litigation
----------

On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. In addition, P &G is seeking damages of $10,000,000. Outside counsel is unable to predict at this time the ultimate outcome of the litigation or the extent, if any of the effect on the Company. The Company believes it has meritorious defenses and is vigorously defending its position.

On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that APO, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in these shipments. APO is cooperating with Alcoa as well as the Federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. . Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. In addition, P &G is seeking damages of $10,000,000. Outside counsel is unable to predict at this time the ultimate outcome of the litigation or the extent, if any of the effect on the Company. The Company believes it has meritorious defenses and is vigorously defending its position.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of the Company's former customers, Allou Distributors Inc. has recently filed for bankruptcy protection. The bankruptcy trustee is seeking the return of $70,000 which he deems is a preferential distribution for payment of merchandise sold to Allou Distributors Inc. The Company believes the claim is without merit and will vigorously defend its position.

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

Note 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of June 30, 2005, the Company had $310,987 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

     Revenue for the three months ended June 30, 2005 was $3,879,566, a decrease of $4,325,101 or 52.7%, compared to the three months ended June 30, 2004. Revenue for the nine months ended June 30, 2005 was $12,486,146, a decrease of $16,962,051, or 57.5%, compared to the nine months ended June 30, 2004. The Company lost three wholesale customers with total sales of approximately $3,850,000 during the nine month period ended June 30, 2004 and approximately $1,250,000 during the three month period ended June 30, 2004 due to the Alcoa and Proctor & Gamble litigation. In addition, revenue was reduced by approximately $13,500,000 for the nine months ended June 30, 2005 and $4,500,000 for the three months ended June 30, 2005 which is attributable to a reduction in the sale of health, beauty aids and other pharmaceutical products acquired from European vendors as margins on these products decreased due to the decline in the value of the U.S. Dollar against both the Euro and the British Pound. Where product was available for sale but the margins were such that the Company would not be able to generate a profit, the Company declined to sell those products.

     As a result of the decrease in wholesale revenue, cost of goods sold associated with those sales also declined proportionately. Cost of sales for the three months ended June 30, 2005 was $3,582,834, a decrease of $4,489,050, or 55.6% compared to the three months ended June 30, 2004. The cost of sales for the nine months ended June 30, 2005 was $11,352,224, a decrease of $16,720,869, or 59.6%, compared to the nine months ended June 30, 2004.

     Gross profit for the three months ended June 30, 2005 was $269,732 compared to $132,783 for the three months ended June 30, 2004. The gross profit for the nine months ended June 30, 2005 was $1,133,922 compared to $1,374,294 for the nine months ended June 30, 2004. Gross profit as a percentage of sales was 7.6% for the three months ended June 30, 2005 compared to 1.6% for the three months ended June 30, 2004. Gross profit as a percentage of sales was 9.1% for the nine months ended June 30, 2005 compared to 4.6% for the nine months ended June 30, 2004. The increase in gross profit as a percentage of sales is a result of the Company's change in strategy away from selling very low gross profit items. The Company is in the process of preparing a new medical catalogue for medical supplies. It anticipates that this new catalogue will aid in the increase of the sale of medical supplies which have higher gross profit margins than many of the other products and increase the overall gross profit margin of the Company.

     Selling expenses for the three months ended June 30, 2005 were $81,141, a decrease of $25,966, or 24.2%, compared to selling expenses of $107,107 for the three months ended June 30, 2004. Selling expenses for the nine months ended June 30, 2005 were $294,070, a decrease of $187,648, or 39.0%, compared to $481,718 for the nine months ended June 30, 2004. As a direct relationship with the decrease in wholesale revenue, the Company reduced costs associated with that revenue for the nine months ended June 30, 2005 as follows: freight costs decreased by $78,101, commissions decreased by $68,839, and advertising and related costs decreased by approximately $39,246. Changes in other selling costs were immaterial. Advertising costs will increase when the Company completes and distributes its new medical supply catalogue.

     General and administrative expenses for the three months ended June 30, 2005 were $280,420 compared to general and administrative expenses of $267,658 for the three months ended June 30, 2004. General and administrative expenses for the nine months ended June 30, 2005 were $1,076,820 an increase of $49,163 or 4.8% compared to the nine months ended June 30, 2004. There were three categories where general and administrative expenses increased from the nine months ended June 30, 2004. Bad debt expenses increased by $101,214 as additional reserves were taken due to write off of receivables against the allowance of approximately $121,000 with an increase in the reserve of $125,000, consulting increased by $8,000 (one consulting agreement ended in January 2005) and legal expenses related to the Alcoa and Proctor & Gamble litigation was approximately $85,000. These three categories accounted for increases of approximately $194,000. Compensation and related employee expenses decreased by approximately $75,500 as the Company reduced the number of full time personnel by two persons. Other professional fees decreased by approximately $15,000 and bank fees decreased by approximately $15,000 as the Company reduced the availability on the line of credit. All other general and administrative expenses decreased by approximately $38,000.

     Interest expense for the three months ended June 30, 2005 was $12,544 compared to interest expense of $27,230 for the three months ended June 30, 2004. Interest expense for the nine months ended June 30, 2005 was $40,098, a decrease of $37,194 from the nine month period ended June 30, 2004. The Company has reduced the average amount of borrowing on its line of credit with Rosenthal & Rosenthal, Inc. by approximately 50% and the monthly minimum interest expenses charges have been reduced by $4,000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of June 30, 2005, the Company had net working capital of $214,296, a decrease of $182,466 from net working capital of $396,762 from September 30, 2004 as a result of the net loss during the period. At June 30, 2005, the Company has a $500,000 credit facility of which approximately $285,000 is not being used. At June 30, 2005, the Company is not in compliance with the tangible net worth covenant of the financing agreement. Under terms of the agreement, the lender may call the loan if the Company is in violation of any restrictive covenant.

     Exclusive of the increase in bad debt expense, legal expenses related to the Alcoa and Proctor & Gamble litigations and the expiration of a one year consulting agreement in January 2004, the Company reduced selling, general and administrative expenses by approximately $350,000 during the nine months ended June 30, 2005. The Company has also increased the gross profit margin from 4.6% to 9.1%.

     Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred a loss of $1,048,828 for the year ended September 30, 2004 and an additional loss of $277,066 for the nine months ended June 30, 2005. The Company is in violation of the tangible net worth covenant of its lending agreement ( see note 3 ).As more fully described in note 7, the Company is a defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, which unbeknownst to the Company were counterfeit products. It is not possible to predict at this time the outcome of the litigation or the extent of the effect on the Company.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements
------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. In addition, P &G is seeking damages of $10,000,000. The Company believes it has meritorious defenses and is vigorously defending its position.

     On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that APO, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in these shipments. APO is cooperating with Alcoa as well as the Federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. . Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. In addition, P &G is seeking damages of $10,000,000. The Company believes it has meritorious defenses and is vigorously defending its position.

     One of the Company's former customers, Allou Distributors Inc. has recently filed for bankruptcy protection. The bankruptcy trustee is seeking the return of $70,000 which he deems is a preferential distribution for payment of merchandise sold to Allou Distributors Inc. The Company believes the claim is without merit and will vigorously defend its position.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On April 1, 2005, the Company issued a total of 4,166,667 shares of restricted common stock to Dr. Jan Stahl, CEO of the Company, as consideration for $50,000 of deferred executive compensation. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM  4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

     On April 1, 2005, the Company issued a total of 4,166,667 shares of restricted common stock to Dr. Jan Stahl, CEO of the Company, as consideration for $50,000 of deferred executive compensation. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS.

Exhibit
Number                             Description
------- ------------------------------------------------------------------------
31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
        Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APO HEALTH, INC.


Date:    August 19, 2005                            By:/s/ Jan Stahl
                                                       --------------------
                                                    Dr. Jan Stahl, Chairman
                                                    Chief Executive Officer,
                                                    Principal Financial Officer,
                                                    Principal Accounting
                                                    Officer and Secretary