Form 10-K
period 2005-09-30
APO HEALTH INC /NV/
filed 2006-01-13
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________
         Commission file number ______________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes |_| No |X|

                       [COVER CONTINUES ON FOLLOWING PAGE]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $789,376.

The number of shares outstanding of each of the registrant's classes of common stock as of December 23, 2005 was 42,387,712 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                APO HEALTH, INC.
                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                                                        Page
                                     PART I

          Item 1.       Business.....................................................................................     1
          Item 1A.      Risk Factors.................................................................................     3
          Item 1B.      Unresolved Staff Comments....................................................................     6
          Item 2.       Properties...................................................................................     6
          Item 3.       Legal Proceedings............................................................................     6
          Item 4.       Submission of Matters to a Vote of Security Holders..........................................     7

                                     PART II

          Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                                   Purchases of Equity Securities....................................................     7
          Item 6.       Selected Financial Data......................................................................     8
          Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........     8
          Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...................................    12
          Item 8.       Financial Statements and Supplementary Data..................................................    12
          Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........    12
          Item 9A.      Controls and Procedures......................................................................    12
          Item 9B.      Other Information............................................................................    12

                                    PART III

          Item 10.      Directors and Executive Officers of the Registrant...........................................    12
          Item 11.      Executive Compensation.......................................................................    14
          Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                                 Stockholder Matters.................................................................    15
          Item 13.      Certain Relationship and Related Transactions................................................    15
          Item 14.      Principal Accounting Fees and Services.......................................................    15

                                     PART IV

          Item 15.      Exhibits, Financial Statement Schedules......................................................    16

          SIGNATURES.................................................................................................    17


                                     PART I

ITEM 1 -BUSINESS

History

     APO Health, Inc., a Nevada corporation (the "Company") was formed in 1997 as Dom Caribe, Ltd. On July 1, 1998, the Company changed its name to Caribbean Ventures, Inc., and then to Internetfinancialcorp.com, Inc. on February 11, 2000.

     Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, the Company acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., a New York corporation ("APO New York"), which represented approximately 91% of the then outstanding share of common stock of APO New York. The Company subsequently became the sole owner and operator of the business and properties of APO New York and in connection therewith the Company changed its name to APO Health, Inc.

Business of the Company

     The present operations of the Company through its subsidiaries, APO New York and Universal Medical Distributors, Inc., a New York corporation ("Universal"), consist of distributing and supplying disposable medical, dental, veterinary supplies, health and beauty aids, and pharmaceuticals. These products include medical and dental disposable items such as syringes, gauze, gowns, facemasks and instruments. Throughout the remainder of this report, references to the "Company" refer to APO Health, Inc., a Nevada corporation, together with its subsidiaries APO New York and Universal.

     Management has elected to maintain its low margin wholesale business and at the same time increase its market share in school, retail medical and dental areas. The current distribution of revenue is 87% from wholesale accounts and 13% from retail accounts.

Products and Services

     Currently, the Company distributes approximately 2,000 different products. New products are constantly added as the needs of the Company's customers change. The Company obtains its products from vendors throughout the world and does not manufacture any products except for its emergency dental kits. Although the Company does not have any contractual arrangements with suppliers, the Company believes that there are adequate alternative suppliers for any product it sells.

Sales and Marketing

     The Company's products are sold directly by Company employees, through mail order, and by one outside, independent sales representative. The Company's sales organization presently consists of five persons, including Dr. Stahl, the Company's Chief Executive Officer, who oversees a combination of direct salespersons and the one independent sales representative.

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

Potential Impact of FDA and Government Regulation

     Some of the Company's products may be regulated as medical devices by the U.S. Food and Drug Administration (the "FDA") pursuant to the Federal Food and Drug Cosmetics Act and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of the Company's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by the Company in the future. The Mandatory Device Reporting regulation obligates manufacturers, including distributors such as the Company, to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.

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

Lack of Patent Protection

     At present, the Company does not rely upon patent protection for any of its products and such protection is not believed to be essential by management because of the character of its products. Furthermore, there is little likelihood that the Company will develop patentable products or processes in the foreseeable future. In the absence of such protection, the Company will primarily rely upon trade secrets and proprietary techniques, where applicable, to attain or maintain any commercial advantage. There is no assurance that competitors will not independently develop and market, or obtain patent protection for products similar to those designed or produced by the Company, and thus negate any advantage of the Company with respect to any such products. Even if patent protection becomes available to the Company, there can be no assurance that such protection will be commercially beneficial.

Competition

     The medical, dental and veterinary products supply business is intensely competitive. At present, the Company estimates that there are over 40 companies whose products compete with many of the Company's present and proposed products. These companies range from major multinational companies to enterprises that are smaller in size than the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw materials used by the Company. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company.

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

Employees

     The Company, including its two subsidiaries, APO New York and Universal, employs a total of nine persons: two executive personnel; three sales persons; three clerical and administrative persons; and one warehouse employee. The Company's employees are not represented by any collective bargaining organization. The Company believes its relationship with its employees is good.

ITEM 1A- RISK FACTORS

     The Company's business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in the Company's securities. Each of the following risks could materially and adversely affect the Company's business, financial condition, and results of operations. This could cause the trading price of the Company's common stock to decline, with the loss of part or all of your investment.

THE COMPANY'S FINANCIAL STATUS CREATES SUBSTANTIAL DOUBT WHETHER THE COMPANY WILL CONTINUE AS A GOING CONCERN FOR MORE THAN 12 MONTHS FROM THE DATE OF THIS REPORT. IF THE COMPANY DOES NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

     The Company reported net losses totaling $663,837, $1,048,828 and $517,526 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005 the Company had a stockholders deficit of $136,571 and a working capital deficit of $146,062. Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. The Company is in violation of the tangible net worth covenant of its credit facility with Rosenthal & Rosenthal, Inc. (See Note 4 to the accompanying financial statements). As further described under Item 3 of this report, the Company is a defendant in two lawsuits commenced by The Proctor & Gamble Company and Alcoa, Inc., based on the sale of products of those two companies, which unbeknownst to the Company were counterfeit products. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While the Company believes it has sufficient capital resources to fund operations for the next 12 months, the Company may require additional capital to continue operations beyond such period. The Company may raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available the Company will be forced to discontinue operations, which would cause investors to lose the entire amount of their investment. In the event the Company is forced to discontinue operations, it may divest itself of its subsidiaries APO New York and Universal and attempt to locate and negotiate with another company for the purpose of a business combination of the two companies in order to obtain another business opportunity for the Company's shareholders.

THE COMPANY IS A DEFENDANT IN TWO LITIGATION PROCEEDINGS, WHICH HAS CAUSED THE COMPANY TO LOSE CUSTOMERS RESULTING IN A SIGNIFICANT LOSS OF REVENUE. THESE PROCEEDINGS MAY CAUSE THE COMPANY TO LOSE OTHER CUSTOMERS WHICH WOULD FURTHER WORSEN THE COMPANY'S FINANCIAL CONDITION AND COULD FORCE THE COMPANY TO DISCONTINUE OPERATIONS.

     As further described under Item 3 of this report, the Company is a defendant in two lawsuits commenced by The Proctor & Gamble Company ("P&G") and Alcoa, Inc. ("Alcoa"), based on the sale of products of those two companies, which unbeknownst to the Company were counterfeit products. The Company purchased several shipments of products abroad and unbeknownst to the Company, some non-P&G and non-Alcoa products were included in these shipments. The Company is cooperating with P&G and Alcoa as well as the federal regulatory agencies and is supplying P&G and Alcoa with all of its documentation in order to assist P&G and Alcoa in their efforts to remove these products from the marketplace and to allow them to trace back the source of these improper products. The Company lost three wholesale customers due to these litigation proceedings resulting in reduced revenue of approximately $4,250,000 during the fiscal year ended September 30, 2005. Although the Company believes it has meritorious defenses and is vigorously defending its position in these proceedings, the litigation proceedings may cause the Company to lose other customers which would further worsen the Company's financial condition and could force the Company to discontinue operations.

THE COMPANY MAY INCUR MATERIAL PRODUCT LIABILITY COSTS.

     Providers of medical products to hospitals and other health care institutions may encounter liability for damages to patients in the event that their products prove to be defective. Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims for such injuries resulting from the use of its products. All of the products the Company sells are produced by third-party manufacturers. As a distributor of products manufactured by third parties, the Company may be liable for various product liability claims for products the Company does not manufacture even though the Company has no control over the manufacturing procedures used in connection with the production of these third-party products. At present, the Company has no product liability insurance.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY IMPOSE ADDITIONAL COSTS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some of the Company's products may be regulated as medical devices by the U.S. Food and Drug Administration (the "FDA") pursuant to the federal Food and Drug Cosmetic Act and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of the Company's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by the Company in the future. The Mandatory Device Reporting regulation obligates manufactures including, in some cases, distributors such as the Company, to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain products failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of the Company's operations for an undetermined time. Compliance with any of these laws and regulations may impose additional costs on the Company, which may negatively affect the Company's financial condition.

THE DENTAL, MEDICAL AND VETERINARY PRODUCTS SUPPLY BUSINESSES ARE INTENSELY COMPETITIVE. THE COMPANY HAS MANY WELL-ESTABLISHED COMPETITORS WITH SUBSTANTIALLY GREATER FINANCIAL AND OTHER RESOURCES THAN THE COMPANY. THESE FACTORS MAKE IT DIFFICULT FOR THE COMPANY TO COMPETE IN ITS INDUSTRY AND MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     The medical, dental and veterinary products supply business is intensely competitive. At present, the Company estimates that there are over 40 companies whose products compete with many of the Company's present and proposed products. These companies range from major multinational companies to enterprises that are smaller in size and financial ability than the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw materials used by the Company. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company. These factors make it difficult for the Company to compete in its industry and may adversely affect the Company's results of operations.

IF THE COMPANY'S SUPPLIERS ARE UNABLE TO DELIVER PRODUCT, THE COMPANY'S REVENUES AND ULTIMATELY PROFITS WILL BE REDUCED.

     The Company is highly dependent on third party vendors to manufacture and distribute its products. The Company does not directly manufacture any of the products it presently sells. The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. In general, the Company does not have long-term contracts with its manufacturers. Although the Company believes alternative sources for virtually all of its products are readily available, there can be no assurance that the available supply from such alternative sources would be adequate to meet the increased demand for production that would most likely result from any significant disruption in the Company's traditional manufacturers and suppliers. If the Company's suppliers are unable to deliver product, the Company's revenues and ultimately profits will be reduced.

THE COMPANY IS SUBJECT TO RISKS SPECIFIC TO FOREIGN MANUFACTURING WHICH COULD CAUSE INCREASES IN PRODUCT COSTS AND DELAYS IN PRODUCT DELIVERY WHICH WOULD RESULT IN LOSS OF REVENUES AND GOODWILL.

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

THE LOSS OF THE SERVICES OF THE COMPANY'S CHIEF EXECUTIVE OFFICER, DR. JAN STAHL, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company's success depends to a large degree on the skills of Dr. Jan Stahl, who is presently one of two executive officers. The other executive officer is Kenneth Levanthal who serves as the Company's Corporate Secretary. The loss of Dr. Stahl's services could have a materially adverse effect upon the Company's ability to successfully carry on its business. Furthermore, the Company's operations require the services of additional skilled personnel. There can be no assurance that the Company will be able to attract persons with the requisite skills and training to meet the Company's needs or, even if suitable persons are found that they will be available on terms acceptable to the Company.

THE COMPANY'S HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR THE COMPANY'S COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR THE COMPANY'S COMMON STOCK MAKES THE STOCK PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL THE COMPANY'S COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

     The public market for the Company's common stock has historically been very volatile. During the past two fiscal years ended September 30, 2005 and the quarter ended December 31, 2005, the market price for the Company's common stock has ranged from $0.01 to $0.18 (See Item 5 of this report). Any future market price for the Company's common stock is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. The Company's litigation proceedings with The Proctor & Gamble Company and Alcoa, Inc. may have contributed to the volatility in the Company's stock price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of the Company's business may reduce the Company's stock price, regardless of the Company's operating performance. Further, the market for the Company's common stock is limited and the Company cannot assure you that a larger market will ever be developed or maintained. As of December 13, 2005, the average daily trading volume of the Company's common stock over the past three months was approximately 25,689 shares. The last reported sales price for the Company's common stock as of December 13, 2005, was $0.015 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price of the Company's common stock. As a result, this may make it difficult or impossible for you to sell the Company's common stock for a positive return on your investment.

THE COMPANY'S COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, WHICH MAKES TRANSACTIONS IN THE COMPANY'S COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN THE COMPANY.

     The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of the Company's common stock and cause a decline in the market value of the stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B- UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which initially expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by the Company's Chief Executive Officer, Dr. Stahl, formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2004, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

     On or about July 7, 2004, the Company was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that the Company, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. The Company purchased several shipments of these products abroad and unbeknownst to the Company, some non P&G products were included in these shipments. The Company has cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against the Company for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

     On or about December 3, 2004, the Company and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that the Company, as well as others were involved in the sale of products which were not manufactured by Alcoa. The Company purchased several shipments of these products abroad and unbeknownst to the Company, some non Alcoa products were included in these shipments. The Company is cooperating with Alcoa as well as the federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. . Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against the Company for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

     In  both  the  P&G  and  Alcoa  law  suits,   the  plaintiffs  have  sought
compensatory damages in an amount to be proven at the time of trial. Each plaintiff has also requested an award of punitive damages in the sum of $10,000,000. At this time, outside counsel believes that the plaintiffs at trial will be unable to sustain the burden of proof necessary for an award of punitive damages. Outside counsel indicates that the litigation is in the early stages of discovery and is unable to render their expert opinion. The Company believes it has meritorious defenses and is vigorously defending its positions.

     One of the Company's former customers, Allou Distributors Inc. has recently filed for bankruptcy protection. The bankruptcy trustee is seeking the return of $70,000 which he deems is a preferential distribution for payment of merchandise sold to Allou Distributors Inc. The Company believes the claim is without merit and will vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "APOA." The high and low prices of the common stock for the quarterly periods of the two years ended September 30, 2005 are as follows:

                                                Common Stock Prices
                                               ---------------------
            Quarter Ended                      High              Low
            -------------                      ----              ---
            December 31, 2003                 $0.05            $0.04
            March 31, 2004                    $0.18            $0.05
            June 30, 2004                     $0.15            $0.09
            September 30, 2004                $0.09            $0.05

            December 31, 2004                 $0.09            $0.04
            March 31, 2005                    $0.07            $0.03
            June 30, 2005                     $0.04            $0.02
            September 30, 2005                $0.06            $0.02

            December 31, 2005                 $0.03            $0.01

     As of December 23, 2005, there were approximately 1000 holders of record of the Company's common stock.

Dividend Policy

     The Company has not adopted any policy regarding the payment of dividends on its common stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business. There are no restrictions that materially limit the Company's ability to pay cash dividends.

Recent Sales of Unregistered Securities

     On October 9, 2004 and November 10, 2004, the Company issued a total of 348,000 shares of common stock to professionals and consultants for services rendered valued at $14,880. These issuances were exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

     On March 8, 2005 and March 29, 2005, the Company issued a total of 1,700,000 shares of common stock to professionals and consultants for services rendered valued at $34,000. These issuances were exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

     On April 1, 2005, the Company issued a total of 4,166,667 shares of restricted common stock to Dr. Jan Stahl, CEO of the Company, as consideration for $50,000 of deferred executive compensation. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

     During the fiscal year ended September 30, 2005, the Company issued a total of 2,548,000 shares of common stock for consulting and professional services valued at $64,880. These issuances were exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 2005. Periods prior to 2002 have been restated to give effect for discontinued operations.

Statement of Operations Data:

                                            Fiscal Years Ended September 30,
                           --------------------------------------------------------------------------------------
                                 2005              2004              2003                2002             2001
                                 ----              ----              ----                -----            ----

Revenue                      $15,014,295      $35,918,887       $47,448,232        $ 31,998,836     $  24,143,949
Gross Profit                   1,243,500        1,163,017         1,978,024           2,198,162         2,524,717
Selling, General and
 Administrative Expenses       1,858,361        2,658,149         2,323,949           2,515,907         2,303,284
Net Income (loss)
From continuing
operations                     (663,837)       (1,048.828)          (517,256)          (247,521)         (157,899)
Discontinued operations                                                                 291,498            35,839
Net Income (Loss)              (663,837)       (1,048,828)         (517,256)             43,977          (122,060)
Earnings per common
From continuing operations   $     (.02)      $      (.03)      $      (.02)       $       (.01)    $        (.01)
Discontinued operations               -                 -       $       .01        $        .00
Earnings per
 Common Share                $     (.02)      $      (.03)      $      (.02)       $        .00     $        (.01)
Weighted Average
 Shares Outstanding          39,166,845        34,338,680        27,003,847          23,864,383        21,532,814


Balance Sheet Data:

                                                     As  of  September  30,
                           ----------------------------------------------------------------------------------------
                                 2005              2004              2003                2002             2001
                                 -----             ----             -----                -----            ----

Total  Assets                $1,360,620       $  2,538,748      $ 3,698,086        $  4,774,786     $   4,115,102
Total  Liabilities            1,497,191          2,126,362        2,475,222           3,334,602         2,888,626
Stockholders' Equity           (136,571)           412,386        1,222,864           1,440,184         1,226,476

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This annual report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

Comparison of Fiscal 2005 and 2004

     Revenue for the year ended September 30, 2005 was $15,014,295 compared to $35,918,887 for the year ended September 30, 2004. This was a decrease of $20,904,592 or 58.2%. The decrease in revenue has been quantified into three distinct categories described below. Sales in 2004 to customers that were either no longer in business in 2005 or who were no longer buying from alternative sources resulted in a decrease in revenue of $1,969,421. Revenue from customers who are involved in the lawsuits with Proctor & Gamble Company and Alcoa were $4,238,273 in 2004. These companies no longer purchase products from the Company. In prior years, the Company purchased many different products which were imported from both Canada and Europe. In 2004, the Company reduced the amount of imports from those areas as the United States dollar decreased in value against the Canadian dollar, British pound and the Euro. The value of the Canadian dollar, British pound and the Euro continue to be strong compared to the value of the United States dollar. Therefore, the Company has eliminated the importation of many of those foreign products. The decrease in revenue from those customers which had previously purchased these products from the Company was $14,955,667 for the year ended September 30, 2005.

     The cost of revenue for the year ended September 30, 2005 was $13,770,795 compared to $34,305,870 for the year ended September 30, 2004. This was a decrease of $20,535,075 or 59.9%. The gross profit margin for the year ended September 30, 2005 was 8.3% compared to 4.5% for the year ended September 30, 2004, which included a write-off equal to 1.3% for products which had to be recalled and destroyed after it was determined that those products were counterfeit. The increase in the gross profit margin is directly related in percentage of sales coming from retail clients that have higher profit margins than wholesale customers and the increase in profit margin of products sold to wholesale customers.

     Selling expense for the year ended September 30, 2005 was $410,526, a decrease of $140,704 from the year ended September 30, 2004. The major decreases in selling expenses were shipping costs which decreased by $100,168 and commission expense which decreased by $76,687, both due to the decrease in sales volume. Advertising and related expenses increased by $18,447 which included the write-off of $59,061 of costs related to a sales catalogue which has been abandoned. Travel and entertainment expense increased by approximately $16,000 during the year ended September 30, 2005 as the Company searched for new customers to make up for the lost revenue created by the lawsuits, customers that are no longer in business, and elimination of sales of products from Canada and Europe.

     General and administrative expense for the year ended September 30, 2005 were $1,447,835, a decrease of $659,084 from the year ended September 30, 2004. The largest decrease was a reduction in bad debt expense of $555,291. In 2004, the Company wrote-off advance for prepaid merchandise and increased the allowance for bad debt expense for a total bad debt expense of $701,901. In 2005, the Company increased the allowance for doubtful accounts by $25,397 and wrote off an additional $121,213 primarily related to the counterfeit products sold in 2004. Compensation and related employment expenses decreased by approximately $97,000 due to the reduction in the number of employees and reduction in compensation of the two officers of the Company. Consulting expense decreased by approximately $40,000 as a prior consulting contract expired and was not renewed. Professional fees increased during the year ended September 30, 2005 by approximately $94,200. Legal expenses to defend the lawsuits by Proctor & Gamble Company and Alcoa were approximately $85,000.

     Interest expense for the year ended September 30, 2005 was $48,976, a decrease of $47,475 from the year ended September 30, 2004 .The Company has a financing agreement (see note 4 to the financial statements) which provides for a maximum line of credit of $500,000 where collections are applied against the line of credit on a daily basis and proceeds from the line of credit are only taken when needed to pay down liabilities. In addition, due to the decline in revenue and related accounts receivable, the Company's average borrowing under the line of credit decreased by approximately 50%.

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

     General and administrative expenses for the year ended September 30, 2004 were $2,106,919, an increase of $359,220 over the year ended September 30, 2003. In the fourth quarter of the fiscal year ended September 30, 2004, the Company recorded bad debt expense of $681,901 which included writing off advances and increasing the allowance for doubtful accounts directly related to the counterfeit products that the Company purchased and resold. Compensation decreased by $185,165 in 2004 which was entirely attributable to the fact that in 2003 there was a bonus of $156,732 to one of the officers of the Company. For the year ended September 30, 2004 no bonuses were declared. In 2003, consulting fees related to possible merger and acquisition activities were $250,200. In 2004, total consulting fees decreased to $102,100, a decrease of $148,000. These two items accounted for the entire decrease in general and administrative expenses excluding bad debt expense. All other items of general and administrative expense exhibited minor increases or decreases.

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

Financial Condition, Liquidity and Capital Resources

     As of September 30, 2005, the Company had working capital deficit of $146,062, a decrease of $542,824 from the Company's working capital at September 30, 2004. The Company's loss from continuing operations of $663,837 for the year ended September 30, 2005 was funded by the decrease in working capital and increase in cash flows from operations for the year ended September 30, 2005 which was $211,245. At September 30, 2005 the Company had available a $500,000 credit facility with Rosenthal & Rosenthal, Inc., of which $457,369 was outstanding at September 30, 2005 (see Note 4 to the accompanying financial statements). The credit facility is collateralized by substantially all of the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chief Executive Officer of the Company. Under terms of the credit facility, the lender may call the loan if the Company is in violation of certain restrictive covenants. At September 30, 2005, the Company is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and has been extended through December 31, 2005 under substantially the same terms as the original agreement. The Company and the lender have agreed to continue the credit facility on a month to month basis. The Company has requested an extension of the credit facility through March 31, 2006.


     Exclusive of the increase in bad debt expense, legal expenses related to the Alcoa and Proctor & Gamble litigations and the expiration of a one year consulting agreement in January 2004, the Company reduced selling, general and administrative expenses by approximately $350,000 during the year ended September 30, 2005. The Company has also increased its gross profit margin from 4.6% to 8.3%.

     Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred losses of $663,837, $1,048,828 and 517,256 for the three years ended September 30, 2005, 2004 and 2003, respectively. The Company is in violation of the working capital and tangible net worth covenants of its lending agreement which makes the obligation callable (see Note 4 to the accompanying financial statements). As more fully described in Item 3 of this report and Note 9 of the accompanying financial statements, the Company is a co-defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, which unbeknownst to the Company, were counterfeit products. It is not possible to predict at this time the ultimate outcome of the litigation or the extent, if any, of the effect on the Company.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While the Company believes it has sufficient capital resources to fund operations for the next 12 months, the Company may require additional capital to continue operations beyond such period.

Off-Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

     As of September 30, 2005, the Company had the following contractual obligations:

                                                       Payments due by period
                                             -------------------------------------------
                                                     Less than          More than
                                    Total       1 Year    1-3 Years   3-5 Years 5 Years
                                    -----    ---------    ---------   ------------------

Operating Lease Obligations      $310,363   $70,571       $147,050       $92,742

Critical Accounting Policies

     Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three month or less.

     Revenue recognition occurs when products are shipped.

     Advertising  is expensed as  incurred.  For the years ended  September  30,
2005,  2004  and  2003  advertising  expense  was  $78,847,   $25,730,  $72,029,
respectively.

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

     Shipping and handling is expensed as incurred. Shipping and handling is included in selling expense was $196,469, $296,637, and $242,730 for the years ended September 30, 2005, 2004 and 2003, respectively.

     Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

     Earnings Per Share- Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

     Reclassifications - Certain reclassifications of certain prior year amounts were made to conform to the current year presentation.

     Estimates and assumptions - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Exchange Rate Risk. - The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company has virtually eliminated its purchases from Europe as the cost of products have increased substantially as the value of the U.S. Dollar has declined substantially against both the Euro and the British Pound.

     Credit Risk. - The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of September 30, 2005, the Company had $489,600 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

     Foreign Manufacturing - Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and similar import/export controls and changes in governmental policies. Although, to date, the Company has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future with the result of possible increases in product costs and/or delays in product delivery which would, in all likelihood, result in the loss of revenues and goodwill by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A - CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

         None
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of December 23, 2005.

Name                  Age      Position
-------------------  --------- ---------------------------------------------
Dr. Jan Stahl         57       Chairman, Chief Executive Officer, Acting Chief
                               Financial Officer, Principal Accounting Officer,
                               Secretary, Director
Kenneth Leventhal     50       Secretary and Director

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

Code of Ethics

     The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed as
Exhibit 14.1 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to
Attn: Dr. Jan Stahl, APO Health, Inc., at 3590 Oceanside Rd., Oceanside, New York 11575. The Company's telephone number is (800) 365-2839. The Company is in the process of building a section of its website at www.apohealth.com where its Code of Ethics will be available to investors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2005, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation the Company has paid or that has accrued on behalf of the Company's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending September 30, 2005, 2004 and 2003.

                           Summary Compensation Table
                                                                                             Long-Term
                                                                                            Compensation
                                                                               ---------------------------- ----------
                                                         Annual  Compensation                Awards                  Payouts
                                                     ------------------------- ----------------------------- -----------------------
                                                                                 Restricted    Securities                  All

                                                                     Other
                                                                     Annual                    Under-lying    LTIP        Other
             Name and                                               Compen-        Stock        Options/    Payouts      Compen-
        Principal Position        Year   Salary ($)   Bonus ($)    sation ($)   Award(s) ($)    SARs (#)       ($)      sation ($)
------------------------------- -------- ----------- ------------- ----------- --------------- ------------ ---------- -------------
Jan Stahl, Chief Executive      2005    $231,128         $    0       -0-          -0-           -0-          -0-         -0-
     Officer (1)                2004    $250,000         $    0       -0-          -0-           -0-          -0-         -0-
                                2003    $222,150     $156,723 (2)     -0-        34,666          -0-          -0-         -0-

(1) It is noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column. (2) Dr. Stahl has waived his rights to $180,000 of his bonus for the benefit of the Company.

Options Grants

     The Company made no grants of stock options during fiscal year ended September 30, 2005 to the named executive officer.

Option Exercises in Last Fiscal Year

     The named executive officer did not exercise any stock options during the fiscal year ended September 30, 2005.

Executive Employment Agreements

     Dr. Jan Stahl had an employment agreement that expired on September 30, 2004. The agreement has been automatically extended for a period of one year.

Benefit Plans for Executive Officers and Directors

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets  forth,  as  of  December  23,  2005,   certain
information regarding the beneficial ownership of the Company's common stock.


                                  Number of Shares Owned               Percentage
      Name                      of Record and Beneficially    Common Stock Outstanding (1)
      ----                      --------------------------    ----------------------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                      15,279,179                         36.05%

Kenneth Leventhal
24 Meadowbrook Road
Huntington Station, NY  11746             796,000                          1.88%

All Directors and Officers
As a Group                            16,075,179                          37.93%

(1) Based upon a total of 42,387,712 shares outstanding as of December 23, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

     As of September 30, 2005, there were no compensation plans of the Company pursuant to which any of the Company's securities are issuable upon exercise of outstanding options, warrants or other rights and the Company did not have any compensation plan with securities remaining available for future issuance upon exercise of options, warrants or other rights.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's offices are occupied by the Company under a lease between the landlord who is an unaffiliated third party and an affiliated company PJS Trading,Corp., a New York corporation ("PJS") owned by Dr. Jan Stahl. The Company occupies the premises under an oral agreement with PJS and Dr Stahl whereby the Company discharges all the obligations of the lease with the landlord. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management believes the terms of the lease are at least as favorable as the Company could obtain from unrelated third parties.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

     The aggregate fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $29,250 and $27,500 for the years ended September 30, 2005 and 2004, respectively.

All Other Fees

     The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended September 30, 2005 and 2004.

Audit Committee Pre-Approval Policies and Procedures

     The Board of Directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                     PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial statements and financial statement schedules that have been omitted are not required.

(a) The following documents are filed as part of this report.

     Financial Statements                                               Page

     Report of Independent Registered Public Accounting Firm            F-1

     Balance Sheets as of September 30, 2005 and 2004                   F-2

     Statements of Operations for the years ended
     September 30, 2005, 2004, and 2003                                 F-3

     Statements of Changes in Stockholders' Equity
     For the years ended September 30, 2005, 2004 and 2003.             F-4

     Statements of Cash Flows for the years ended
     September 30, 2005, 2004 and 2003                                  F-5

     Notes to Consolidated Financial Statements                      F-6 - F-11

     Schedule to Consolidated Financial Statements                     F-12

(b) Exhibits.

Exhibit Number
                                   Description
--------------------------------------------------------------------------------
3.1 Restated Articles of Incorporation (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 12, 2001)
3.2 Certificate of Amendment to Articles of Incorporation, changing name to Interfinancialcorp.com, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 12,
     2001)
3.3 Certificate of Amendment to Articles of Incorporation, changing name to APO Health, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 12, 2001)
3.4 By-laws of the Company (Incorporated by reference to the Company's registration statement on Form 10 (File No. 000-30074) filed with the Securities and Exchange Commission on February 19, 1999)
10.1 APO Health, Inc. 2005 Professional/Consultant Compensation Plan dated February 23, 2005 (Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-123141) filed with the Securities and Exchange Commission on March 4, 2005)
10.2 APO Health, Inc. 2005(B) Professional/Consultant Compensation Plan dated October 15, 2005 (Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-129249) filed with the Securities and Exchange Commission on October 26, 2005)
14.1 Code of Ethics and Business Conduct (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28,
     2004)
21.1 List of Subsidiaries
31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APO HEALTH, INC.



Date: January 13, 2006             By:  /s/ Dr. Jan Stahl
                                    ----------------------------------------
                                   Dr. Jan Stahl
                                   Chairman, Chief Executive Officer, Acting
                                   Chief Financial Officer and Principal
                                   Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                            DATE
---------                                  -----                            ----


 /s/ Dr. Jan Stahl            Chairman, Chief Executive Officer,      January 13, 2006
-------------------
Dr. Jan Stahl                 Acting Chief Financial Officer and
                              Principal Accounting Officer



 /s/ Kenneth Levanthal         Director and Secretary                 January 13, 2006
-----------------------
Kenneth Leventhal

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders APO Health, Inc
Oceanside, New York

We have audited the accompanying consolidated balance sheets of APO Health, Inc., and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the following conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Notes 1, 4 and 9, adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operation and administrative costs. As a result, the Company has incurred substantial losses for the past three years. In addition, the Company is in violation of its working capital and tangible net worth covenants in its lending agreement and therefore, its obligation to the factor is callable. The Company has pledged all of its assets as collateral for the obligations and if called by factor, it would seriously impair the Company's ability to continue as a going concern and to realize its investments in assets through future successful operations. The Company is also the defendant in several lawsuits alleging the sale of counterfeit products and the receipt of a deemed preferential distribution in a bankruptcy proceeding. At present time, it is not possible to predict the outcome, but any negative outcome would have a severe affect on the Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APO Health, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended September 30, 2005, in conformity with accounting principles generally accepted in the United States.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements and schedules are presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule for each of the three years ended September 30, 2005, have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedule referred to above fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Linder & Linder
-----------------------------
Linder & Linder
Certified Public Accountants
Dix Hills, New York
December 2, 2005

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2005 and 2004


                                     ASSETS
                                                                           2005                      2004
                                                                        ------------              ------------
Current Assets
   Cash                                                                $    634,161               $   574,732
   Accounts receivable, net of allowance for
     doubtful accounts of $405,397 and $380,000                             452,878                 1,179,078
   Inventory                                                                228,008                   583,040
   Other current assets                                                      36,082                   186,274
                                                                        ------------              ------------
         Total Current Assets                                             1,351,129                 2,523,124

Property and Equipment, net of accumulated
     Depreciation of $89,639 and $88,430                                      1,991                     8,124
Deposits                                                                      7,500                     7,500
                                                                       -------------              ------------
         Total Assets                                                  $  1,360,620               $ 2,538,748
                                                                       =============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Bank notes payable                                                  $    457,369               $   609,185
   Accounts payable                                                         783,069                 1,168,278
   Accrued compensation                                                      42,473                    89,224
   Customer deposits                                                        214,280                   259,675
                                                                       ------------               ------------
         Total Current Liabilities                                        1,497,191                 2,126,362
                                                                       -----------                ------------
Stockholders' Equity
   Preferred stock, $.01 par value, 2,000,000
     Shares authorized,  0  shares issued
   Common stock,  $.0002 par value, 125,000,000
     Shares authorized, 42,387,712 and 35,673,045
     Shares issued and outstanding                                            8,478                     7,135
   Paid in capital                                                        2,271,845                 2,158,308
   Retained earnings (deficit)                                           (2,416,894)               (1,753,057)
                                                                       -------------              ------------
         Total Stockholders' Equity                                        (136,571)                  412,386
                                                                       -------------              ------------
         Total Liabilities and Stockholders' Equity                    $  1,360,620               $ 2,538,748
                                                                       =============              ============



      See Accompanying Auditor' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                                   2005                     2004                      2003
                                               -------------           --------------            --------------

Revenues                                       $ 15,014,295            $  35,918,887             $  47,448,232
Cost of revenues                                 13,770,795               34,305,870                45,470,208
                                               -------------            -------------            --------------
Gross Margin                                      1,243,500                1,613,017                 1,978,024

Operating Expenses
   Selling                                          410,526                  551,230                   576,250
   General and administrative                     1,447,835                2,106,919                 1,747,699
                                              --------------           --------------            --------------
                                                  1,858,361                2,658,149                 2,323,949
                                              --------------           --------------            --------------

(Loss) from operations                             (614,861)              (1,045,132)                 (345,925)
                                              --------------           --------------            --------------
   Other Income (Expenses)
   Recovery of Litigation Costs                           -                   92,755                         -
   Interest expense                                 (48,976)                 (96,451)                  (92,466)
                                              --------------           --------------            --------------
Total other expenses                                (48,976)                  (3,696)                  (92,466)
                                              --------------           --------------            --------------

(Loss) before provision for
   income   taxes                                  (663,837)              (1,048,828)                 (438,371)
Provision for (recovery) of income tax                    -                        -                    79,155
                                              --------------           --------------            --------------

Net Income (Loss)                             $    (663,837)           $  (1,048,828)            $    (517,526)
                                              ==============           =============             ==============

Earnings per common share and earnings
Per common share assuming dilution

Net income (loss)per common shares            $        (.02)           $        (.03)            $        (.02)
                                              ==============           ==============            ==============

Weighted average common
Outstanding                                      39,166,845               34,338,680                27,003,847
                                              ==============           ==============            ==============

      See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003


                                                                       Retained
                                Common Stock           Paid-In         Earnings
                          Shares           Amount      Capital         (Deficit)      Totals
                       ------------    -----------   ------------   -----------    -----------
Balances
September 30, 2002      24,554,227         $4,904     $1,621,983   $  (186,703)    $1,440,184

Issuance of stock
For services             7,551,818          1,518        298,688                      300,206
Net (loss)                                                            (517,526)      (517,526)
                       ------------    -----------   ------------   -----------    -----------

Balance
September 30, 2003      32,106,045          6,422      1,920,671      (704,229)     1,222,864

Issuance of stock
For services             2,567,000            513        147,837                      148,350

Private placement        1,000,000            200         89,800                       90,000

Net (loss)                                                          (1,048,828)    (1,048,828)
                       ------------    -----------   ------------   -----------    -----------

Balance
September 30, 2004      35,673,045          7,135      2,158,308    (1,753,057)       412,386

Issuance of stock
For services             2,548,000            510         64,370                       64,880

Conversion of
Accrued compensation     4,166,667            833         49,167                       50,000

Net (loss)                                                            (663,837)      (663,837)
                       ------------    -----------   ------------   -----------    -----------


Balance
September 30, 2005      42,387,712         $8,478     $2,271,845   $(2,416,894)     $(136,571)
                       ============    ===========   ============   ===========    ===========



      See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003


                                                                   2005             2004              2003
                                                               -----------       ------------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                              $ (663,837)       $(1,048,828)     $ (517,526)
Adjustments to reconcile net income (loss) to
   net cash flows from operating activities
         Depreciation and amortization                              6,133              9,879          10,496
         Bad debts                                                 25,397            330,000          20,000
         Deferred taxes                                                 -                             73,563
         Stock issued for services                                 64,880            148,350         300,206
Changes in:
         Accounts receivable                                      700,803            193,663        (211,446)
         Inventory                                                355,032            813,165         846,404
         Other current assets                                     150,192           (131,261)        (36,716)
         Accounts payable                                        (385,209)           244,249        (194,259)
         Deferred compensation                                      3,249            (50,354)         67,765
         Customers deposits payable                               (45,395)           (34,912)       (371,009)
                                                               -----------       ------------     -----------
               Cash Flows provided by (used in)
              Operating Activities                                211,245            473,951         (12,522)
                                                               -----------       ------------     -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Notes receivables                                                       -              4,566         253,934
Advances from officer, net                                              -                  -         (15,000)
                                                               -----------       ------------     -----------
             Cash Flows provided by
                Investing Activities                                    -              4,566         238,934
                                                               -----------       ------------     -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds (repayment) from bank notes payable, net                (151,816)          (398,938)       (341,877)
Proceeds from sale of stock                                             -             90,000               -
                                                               -----------       ------------     -----------

              Cash Flows (used in)                               (151,816)          (308,938)       (341,877)
                                                               -----------       ------------     -----------
                 Financing Activities

Net increase (decrease) in cash                                    59,429            165,579        (115,645)

Cash Balances
   Beginning of Year                                              574,732            405,153         520,618
                                                               -----------       ------------     -----------

   End of Year                                                 $  634,161        $   574,732      $  405,153
                                                               ===========       ============     ============



      See Accompanying Auditors' Report and Notes to Financial Statements.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business and basis of consolidation- APO Health, Inc. ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental and medical and professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company acquired APO, (collectively, the "Company"), pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

All significant intercompany balances and transactions have been eliminated in consolidation.

Operating  deficit and economic  conditions
Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred losses of $663,837, $1,048,828, and $517,526 for the three years ended September 30, 2005. The Company is in violation of the working capital and tangible net worth covenants of its lending agreement (see note 4).As more fully described in note 9, the Company is a co-defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, which unbeknownst to the Company, were counterfeit products. It is not possible to predict at this time the ultimate outcome of the litigation or the extent, if any of the effect on the Company. In addition, the trustee of a former customer in bankruptcy is seeking return of a payment which it deems to be a preferential distribution. The above factors cause substantial doubt of the Company's ability to continue as a going concern.

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

Cash and cash equivalents- For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three month or less.

Revenue recognition- Revenue recognition occurs when products are shipped.

Advertising- Advertising is expensed as incurred. Advertising expense for the years ended September 30, 2005, 2004 and 2003 was $78,847, $25,730, and $72,029
respectively.

Merchandise inventory -Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment- Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expensed as incurred.

Long-lived Assets -The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Shipping and handling- Shipping and handling costs are expensed as incurred. Shipping and handling expense included in selling expense was $196,469, $296,637, and $242,730 for the years ended September 30, 2005, 2004 and 2003, respectively.

Income taxes - Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Earnings Per Share- Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF ACCOUNTING POLICIES(continued)

Fair value financial instruments -.The Company's carrying amount of financial instruments which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

Reclassifications- Certain reclassifications of certain prior year amounts were made to conform to the current year presentation. Such reclassifications had no effect on prior years reported loss.

Estimates and assumptions- Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

                                                              2005              2004             2003
                                                              ----              ----             ----

Cash paid during the year for:
         Interest                                             $48,976           $92,477          $92,477
Non cash transactions:
         Conversion of deferred compensation
         Into common stock                                    $50,000

Note 3- OTHER CURRENT ASSETS

Other current assets consist of the following:
                                                              2005              2004
                                                              ----              ----

Prepaid Expenses                                             $ 36,082        $  96,274
Consulting fees                                                     -           40,000
Advance to stockholder                                              -           50,000
                                                             ---------       ----------
Total current assets                                         $ 36,082        $ 186,274
                                                             ---------       ----------

In 2004, the Company advanced to one of the stockholders of the Company $50,000 which was payable on demand and non interest bearing. During fiscal 2005, the stockholder repaid the advance in full

Note 4 - BANK NOTES PAYABLE

On October 29, 2002, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides the Company with a maximum credit facility not to exceed $3,000,000. On September 1, 2004 the credit facility was amended by mutual consent and reduced the maximum amount of credit under the facility to $1,000,000. On March 2, 2005 the financing agreement was amended reducing the maximum credit facility to $500,000. The credit facility is collateralized by substantially all the Company's assets and $500,000 of the facility is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (9.25% as of September 30, 2005). Under terms of the agreement, the lender may call the loan if the Company is in violation of any restrictive covenant. At September 30, 2005, the Company is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and has been extended through December 31, 2005 under substantially the same terms as the original agreement. The Company and the lender have agreed to continue the credit facility on a month to month basis. The Company has requested an extension of the credit facility through March 31, 2006.

Note 5 - INCOME TAXES

Income taxes (benefit) consist of the following:

                               2005             2004              2003
                               -----            ----              ----
Current                    $       -         $        -        $   5,592
Deferred                           -                  -           73,563
                           ----------        -----------       ----------
Total                      $       -         $        -        $  79,155
                           ----------        -----------       ----------

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - INCOME TAXES (continued)

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:


                                                                2005               2004              2003
                                                               ------              ----              ----
Computed at the federal statutory
         Rate of 34%                                          $      -           $      -          $       -
State income tax (benefit)                                           -                  -                  -
Valuation allowance adjustment                                       -                  -             73,563
Other adjustments                                                    -                  -              5,592
                                                              ---------          ---------         ----------
Total                                                         $      -           $      -          $  79,155
                                                              =========          =========         ==========

The components of deferred taxes are as follows:
                                                                                   2005                2004
                                                                                -------              -------
Deferred tax assets
         Allowance for doubtful accounts                                         $162,150          $ 152,000
         Depreciation                                                              21,150             12,000
         Deferred compensation                                                     17,000             50,400
         Net operating loss carryover                                             624,000            404,025
         Valuation allowance                                                     (824,300)          (627,675)
                                                                                 ---------         ---------
Total deferred tax assets                                                        $      -          $       -
                                                                                 ---------         ---------

The Company has a net operating loss carryover of approximately $1,560,000 to offset future taxable income. The carryover losses expires through 2025. The Company has offset the deferred tax asset by a valuation of $824,300, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the year ended September 30, 2005, the valuation allowance increased by $196,625.

Note 6 - COMMON STOCK ISSUANCES

During the fiscal year ended September 30, 2005, the Company issued a total of 2,548,000 shares of common stock for consulting and professional services valued at $64,880.

On April 1, 2005, the Company issued 4,166,667 shares of restricted common stock to Dr. Jan Stahl, chief executive and financial officer of the Company on the conversion of $50,000 of accrued compensation.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2005, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $46,112, $50,206 and $59,429 for each of the three years ended September 30, 2005.

Future minimum lease payments are as follows:
For the years ended September 30,
                  2006                                            70,571
                  2007                                            71,225
                  2008                                            75,825
                  2009                                            79,405
                  2010                                            13,337

Note 8 - PROFIT SHARING PLAN

The Company established a profit sharing plan in 1992. All full-time employees as defined within the plan are eligible to participate. Contributions to the plan are discretionary and are determined at the Company's year end. The amount contributed or accrued to the profit sharing plan for the years ended September 30, 2005, 2004, and 2003, were $0, $0, and $0, respectively.

Note 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective October 1, 2001, the Company has entered into a three-year employment agreement with its chief executive officer that provides for a minimum annual salary of $250,000 with incentives based on the Company's attainment of specified levels of sales and earnings as defined in the agreement. The employment agreement expired September 30, 2004 and shall be automatically renewed for successive periods of one year unless either party gives written notice to terminate the agreement.

Legal Proceedings

     On or about July 7, 2004, APO Health, Inc. was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO, some non P&G products were included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against the Company for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

     On or about December 3, 2004, APO Health, Inc. and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that APO, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, some non Alcoa products were included in

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings (continued)

these shipments. APO is cooperating with Alcoa as well as the Federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. . Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against the Company for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

     In  both  the  P&G  and  Alcoa  law  suits,   the  plaintiffs  have  sought
compensatory damages in an amount to be proven at the time of trial. Each plaintiff has also requested an award of punitive damages in the sum of $10,000,000. At this time, outside counsel believes that the plaintiffs at trial will be unable to sustain the burden of proof necessary for an award of punitive damages. Outside counsel indicates that the litigation is in the early stages of discovery and is unable to render their expert opinion. The Company believes it has meritorious defenses and is vigorously defending its positions.

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

Note 10 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of September 30, 2005, the Company had approximately $489,600 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base throughout the United States. For the years ended September 30, 2005, 2004 and 2003 the following customers had in excess of 10% of the total sales. No single vendor accounts for greater than 10% of purchases.


                                 2005              2004             2003
                                 ----              ----             ----
Customer A                       35%               40%              38%
Customer B                       10%                                12%

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

Note 11 - Computation of Earnings Per Share

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Computation of Earnings Per Share (continued)

                                                                       Year Ended September 30,
                                                                       -------------------------
                                                                 2005               2004              2003
                                                                 ----               ----              ----

Net income (loss) available for common
  Shareholders, basic and diluted                             $ (663,837)       $(1,048,828)     $  (517,526)

Weighted average common shares
  Outstanding-basic                                           39,199,845         34,338,680        27,003,847

Net effect of dilutive stock options                              *                  *                 *

Basic earnings (loss) per share                               $     (.02)       $      (.03)     $       (.02)

* antidilutive



                                APO HEALTH, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                                 Balance
Year Ended                                  Beginning of                                          Balance
September 30,          Account                 Period       Additions         Reduction        End of Period
                       -------              -------------   ---------         ---------        -------------

2003              Allowance for
                   Doubtful accounts        $30,000           $   20,000                         $    50,000

                  Allowance for
                   Deferred taxes           $   -0-           $  221,200        $(24,200)        $   197,000

2004              Allowance for
                   Doubtful accounts        $50,000           $  330,000                         $   380,000

                  Allowance for
                   Deferred taxes           $197,000          $  431,000                         $   628,000

2005              Allowance for
                   Doubtful accounts        $380,000          $   25,397                         $   405,297

                  Allowance for
                   Deferred taxes           $628,000          $  196,300                         $   824,300