Form 10-Q
period 2005-12-31
APO HEALTH INC /NV/
filed 2006-02-22
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 15, 2006, 43,587,712 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS

                                                                                                 Page
         PART I - Financial Information

         Item 1            Financial Statements.

                           Consolidated Balance Sheet as of
                           December 31, 2005 and September 30, 2005.                               2

                           Consolidated Statement of Operations for the three
                           months ended December 31, 2005 and 2004.                                3

                           Consolidated Statement of Cash Flows for the
                           three months ended December 31, 2005 and 2004.                          4

                           Notes to Consolidated Financial Statements.                           5 - 11

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                                 11 - 12

         Item 3            Quantitative and Qualitative Disclosures About
                           Market Risk.                                                            12

         Item 4            Controls and Procedures.                                                12

         PART II - Other Information

         Item 1            Legal Proceedings.                                                   12 - 13

         Item 1A  Risk Factors.                                                                 13 - 16

         Item 2            Unregistered Sales of Equity
                           Securities and Use of Proceeds.                                         16

         Item 3            Defaults upon Senior Securities.                                        16

         Item 4            Submission of Matters to a Vote of Security Holders.                    16

         Item 5            Other Information.                                                      16

         Item 6            Exhibits.                                                               16

         Signatures                                                                                17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 December 31,                September 30,
                                                                      2005                       2005
                                                              ------------------        ------------------
                                                                  (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
   Cash                                                       $         265,161         $         634,161
   Accounts Receivable, net of allowance for
   doubtful accounts of $400,000 and $405,397                           556,318                   452,878
   Inventory                                                            244,411                   228,008
   Other Current Assets                                                  33,489                    36,082
                                                              ------------------        ------------------
     Total Current Assets                                             1,099,379                 1,351,129
                                                              ------------------        ------------------

Property and Equipment, net of accumulated
   Depreciation of $90,334 and $89,639                                    1,295                     1,991
Deposits                                                                  7,500                     7,500
                                                              ------------------        ------------------
     Total Assets                                             $       1,108,174         $       1,360,620
                                                              ==================        ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

Current Liabilities:
   Bank Notes Payable                                         $         109,886         $         457,369
   Accounts Payable                                                   1,006,930                   783,069
   Accrued Compensation                                                  84,973                    42,473
   Customer Deposits                                                    214,180                   214,280
                                                              ------------------        ------------------
     Total Current Liabilities                                        1,415,969                 1,497,191
                                                              ------------------        ------------------
Stockholders' Equity (Deficit):
   Common stock, $.0002 par value,
     125,000,000 shares authorized, 43,587,712
     and 42,387,712 shares issued and outstanding                         8,718                     8,478
   Paid-in Capital                                                    2,283,605                 2,271,845
   Retained Earnings (Deficit)                                       (2,600,118)               (2,416,894)
                                                              ------------------        ------------------
     Total Stockholders' Equity (Deficit)                              (307,795)                 (136,571)
                                                              ------------------        ------------------

     Total Liabilities and Stockholders' Equity (Deficit)     $       1,108,174         $       1,360,620
                                                              ==================        ==================

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     December 31, 2005 AND 2004 (UNAUDITED)


                                                                             Three Months
                                                                             ------------
                                                                     2005                       2004
                                                              ------------------        ------------------

Revenue                                                       $       2,103,915         $       4,711,957
Cost of Revenue                                                       1,822,304                 4,325,561
                                                              ------------------        ------------------
Gross Margin                                                            281,611                   386,396
                                                              ------------------        ------------------

Operating Expenses
   Selling Expense                                                       66,017                   123,211
   General and Administrative Expenses                                  389,773                   376,957
                                                              ------------------        ------------------
                                                                        455,790                   500,168
                                                              ------------------        ------------------

(Loss) from Operations                                                 (174,179)                 (113,172)

Interest Expense                                                          9,045                    13,906
                                                              ------------------        ------------------

Net (Loss)                                                    $        (183,224)        $        (127,678)
                                                              ==================        ==================

Basic and Diluted Earnings
   Per Common Share:                                          $            (.00)        $            (.00)
                                                              ==================        ==================
Weighted Average Common Shares
   Outstanding                                                       42,787,712                35,768,601
                                                              ==================        ==================


                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     December 31, 2005 AND 2004 (UNAUDITED)


                                                                      2005                     2004
                                                              ------------------        ------------------

Cash Flow from Operating Activities:
Net (Loss)                                                    $        (183,224)        $        (127,678)
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                               696                     1,533
Stock Issued for Services                                                12,000                     6,000
Allowance for Doubtful Accounts                                          (5,397)                   50,000
Changes In:
  Accounts Receivable                                                   (98,043)                  323,904
  Inventory                                                             (16,403)                   37,104
  Other Current Assets                                                    2,593                    67,364
  Accounts Payable                                                      223,861                  (269,190)
  Accrued compensation                                                   42,500                         -
  Customer Deposits Payable                                                 100                    46,228
                                                              ------------------        ------------------
Cash Flows from Operating Activities                                    (21,517)                  135,265
                                                              ------------------        ------------------

Cash Flows from Financing Activities:
Proceeds (Payment) on Bank Notes Payable, Net                          (347,483)                 (370,510)
                                                              ------------------        ------------------
Cash Flows from Financing Activities                                   (347,483)                 (370,510)
                                                              ------------------        ------------------

Net (Decrease) in Cash                                                 (369,000)                 (235,245)

Cash Balances:
Beginning of Period                                                     634,161                   574,732
                                                              ------------------        ------------------
End of Period                                                 $         265,161         $         339,487
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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in APO Health, Inc.'s Form 10K containing the audited financial statements as of and for the year ended September 30, 2005, filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2006.

Note 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business and basis of consolidation- APO Health, Inc., a New York corporation ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental and medical and professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001, InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company, acquired APO (collectively, the "Company") pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation.

All significant intercompany balances and transactions have been eliminated in consolidation.

Operating deficit and economic conditions
-----------------------------------------
Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred losses of $663,837, $1,048,828, and $517,526 for the three years ended September 30, 2005, and an operating loss of $183,224 for the three months ended December 31, 2005. APO is in violation of the working capital and tangible net worth covenants of its lending agreement (see note 4). As more fully described in note 8, APO is a defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, by APO, which Proctor and Gamble and Alcoa claim to have been counterfeit products. It is not possible to predict at this time the ultimate outcome of the litigation or the extent, if any, of the effect on APO. In addition, the trustee in bankruptcy of a former customer, is seeking return of a payment which it deems to be a preferential distribution. The above factors cause substantial doubt of the Company's and APO's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements may not provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Cash and cash equivalents - For purposes of the statements of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three month or less.

Revenue recognition - Revenue recognition occurs when products are shipped.

Advertising - Advertising is expensed as incurred. Advertising expense for the three months ended December 31, 2005, and 2004 was $700 and $7,650 respectively.

Merchandise inventory - Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment - Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the useful estimated life. The cost of maintenance and repairs is expensed as incurred.

Long-lived Assets - The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Shipping and handling - Shipping and handling costs are expensed as incurred. Shipping and handling expense included in selling expense was $32,849 and $65,298 for the three months ended December 31, 2005 and 2004 respectively.

Income taxes - Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Earnings Per Share - Basic net income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

Fair value financial instruments - The Company's carrying amount of financial instruments which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

Estimates and assumptions - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
                                                             2005         2004
                                                             ----         ----
Cash paid during the period for interest                  $  9,045    $  13,906
Non cash transactions:
         Stock issued for services                        $ 12,000    $   6,000

Note 3- OTHER CURRENT ASSETS

Other current assets consist of the following:
                                                             2005         2004
                                                             ----         ----
Prepaid Expenses                                          $ 33,489    $  36,082

Note 4 - BANK NOTES PAYABLE

On October 29, 2002, APO entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides APO with a maximum credit facility not to exceed $3,000,000. On September 1, 2004 the credit facility was amended by mutual consent and reduced the maximum amount of credit under the facility to $1,000,000. On March 2, 2005 the financing agreement was amended reducing the maximum credit facility to $500,000. On February 1, 2006, Rosenthal & Rosenthal further reduced the credit limit to a maximum of $300,000. The credit facility is collateralized by substantially all of APO's assets and is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (9.25% as of September 30, 2005). Under terms of the agreement, the lender may call the loan if APO is in violation of any restrictive covenant. At December 31, 2005, APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and has been extended through December 31, 2005 under substantially the same terms as the original agreement APO and the lender have agreed to continue the credit facility on a month to month basis. APO has requested an extension of the credit facility through March 31, 2006.

Note 5 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                              2005                     2004
                                         ------------              -------------
Current                                  $          -              $           -
Deferred                                            -                          -
                                         ------------              -------------
Total                                    $          -              $           -
                                         ------------              -------------

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:
                                              2005                     2004
                                         ------------              -------------
Computed at the federal statutory
         Rate of 34%                     $          -              $           -
State income tax (benefit)                          -                          -
Valuation allowance adjustment                      -                          -
Other adjustments                                   -                          -
                                         ------------              -------------
Total                                    $          -              $           -
                                         ============              =============


                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - INCOME TAXES (continued)

The components of deferred taxes are as follows:

                                                  2005                 2004
                                             ------------         -------------
Deferred tax assets
         Allowance for doubtful accounts     $    160,000         $     162,150
         Depreciation                              20,800                21,150
         Deferred compensation                     34,000                17,000
         Net operating loss carryover             696,000               624,000
         Valuation allowance                     (910,800)             (824,300)
                                             ------------         -------------
Total deferred tax assets                    $          -         $           -
                                             ------------         -------------

The Company has a net operating loss carryover of approximately $1,740,000 to offset future taxable income. The carryover loss expires through 2025. The Company has offset the deferred tax asset by a valuation of $910,800, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the period ended December 31, 2005, the valuation allowance increased by $86,500.

Note 6 - COMMON STOCK ISSUANCES

In December 2005, the Company issued a total of 1,200,000 shares of common stock for professional services valued at $12,000.

During the fiscal year ended September 30, 2005, the Company issued a total of 2,548,000 shares of common stock for consulting and professional services valued at $64,880.

On April 1, 2005, the Company issued 4,166,667 shares of restricted common stock to Dr. Jan Stahl, chief executive officer of the Company on the conversion of $50,000 of deferred compensation.

Stock Option Plan

On July 22, 2002,the Company adopted a Bonus Compensation Warrant Agreement, whereby, the Company would issue Bonus Compensation Warrants equivalent to 10% of the price of any merger or acquisition brought to the Company. All of the warrants being exercisable into shares of common stock at 80% of the 20 day average bid and ask price of the Company's common stock. The Company authorized up to a maximum aggregate of 3,000,000 shares of common stock available for any Bonus Compensation Warrants. To date none of these shares have been exercised.

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. the Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2005, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $10,336 and $12,429 for each of the three months ended December 31, 2005.

Future minimum lease payments are as follows:

For the years ended September 30,

                    2006                $   52,928
                    2007                    71,225
                    2008                    75,825
                    2009                    79,405
                    2010                    13,337


Note 8 - COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

On or about July 7, 2004, APO was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties, P&G claimed that the Company, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to the APO some non P&G products may have been included in these shipments. APO has cooperated with P&G as well as the Federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings (continued)

was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against APO for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

On or about December 3, 2004, APO and Dr. Jan Stahl were served with process in a suit commenced by Alcoa, Inc. (Alcoa) in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that APO as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, Alcoa claims that counterfeit products were included in these shipments. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties. The co-defendants in the suit have asserted cross-complaints against APO for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

In both the P&G and Alcoa law suits, the plaintiff's have sought compensatory damages in an amount to be proven at the time of trial. Each plaintiff has also requested an award of punitive damages in the sum of $10,000,000. At this time outside counsel believes that the plaintiffs at trial will be unable to render their punitive damages. Outside counsel indicates that the litigation is in the early stages of discovery and is unable to render their expert opinion. The Company believes it has meritorious defenses and is vigorously defending its position.

One of APO's former customers, Allou Distributors Inc. has recently filed for bankruptcy protection. The bankruptcy trustee is seeking the return of $70,000 which he deems is a preferential distribution for payment of merchandise sold to Allou Distributors Inc. APO believes the claim is without merit and will vigorously defend its position.

Product Liability

Certain of the Company's products and proposed products will be utilized in medical procedures where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company is not insured for product liability claims.

Note 9 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of December 31, 2005, the Company had approximately $245,513 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base throughout the United States. For the period ending December 31, 2005, the following customers had in excess of 10% of the total sales:

                                            2005

Customer A                                  12%

Customer B                                  11%

No single vendor accounts for more than 10% of purchases.

Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and similar import/export controls and changes in government policies. Although, to this date, the Company has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future with result of possible increases in product costs and /or delays in product delivery which would, in all likelihood, result in the loss of revenues and goodwill by the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company 's actual results may differ significantly from management's expectations.

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 2005 was $2,103,915, a decrease of $2,608,042, or 55.3%, from $4,711,957 for the three months ended December 31, 2004. The decrease in revenue has been categorized into three areas. First, sales in 2004 to customers that were either no longer in business in 2005 or who were no longer buying from the Company and are using alternative sources. Second, revenue from customers who are involved in the lawsuits with Proctor & Gamble Company and Alcoa, and are no longer purchasing products from the Company. And third, in prior years, the Company purchased many different products which were imported from both Canada and Europe. In 2004, the Company reduced the amount of imports from those areas as the United States dollar decreased in value against the Canadian dollar, British pound and the Euro. The value of the Canadian dollar, British pound and the Euro continue to be strong compared to the value of the United States dollar. Therefore, the Company has eliminated the importation of many of those foreign products

Cost of revenue for the three months ended December 31, 2005 was $1,822,304, a decrease of $2,503,257, or 57.9%, from $4,325,561 for the three months ended December 31, 2004. The decrease in cost of sales is approximately the same as the percentage in revenue. The gross profit percentage for the three months ended December 31, 2005 was 13.3% compared to 8.2% for the three months ended December 31, 2004 as the Company was able to increase margins on several products and received higher gross profits margins from the retail sales.

Selling expenses for the three months ended December 31, 2005 were $66,017, a decrease of $57,194 from the three months ended December 31, 2004. Shipping costs decreased by $32,449 and commissions decreased by approximately $13,000 for the quarter ended December 31, 2005 due to the decrease in revenue to wholesale customers. Advertising and related costs declined by approximately $7,000 as the Company reduced its mailing of advertising materials. There were minor increases and decreases in other selling expenses with an overall decrease which was directly related to the decrease in revenue.

General and administrative expenses for the three months ended December 31, 2005 were $389,773, an increase of $12,816 from $376,957 for the three months ended December 31, 200. Total compensation, including payroll taxes and employee benefits increased by $25,568. The increase in compensation reflects an accrual of salaries that had been reduced during the period to preserve cash flow. Consulting fees decreased by $25,000 to $5,000 in the period ended December 31, 2005. For the period ended December 31, 2004 consulting expense represented a one year contract that expired in January 2005. The Company increased its allowance for bad debts by $50,000 in the quarter ended December 31, 2004. There was no comparable cost in 2005. Professional fees for the quarter ended December 31, 2005 were $84,381, an increase of $64,632 over the three months ended December 31, 2004. The entire amount of the increase is attributed to legal fees incurred in the lawsuits with Proctor & Gamble and Alcoa.

Interest expense for the three months ended December 31, 2005 was $9,045, a decrease of $4,861 from the three month period ended December 31, 2004. The decrease in interest expense is due to a reduction of the credit facility with Rosenthal & Rosenthal, Inc which reduced the monthly minimum interest expense.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2005, the Company had a working capital deficit of $316,590, a decrease of $170,528 from the working capital at September 30, 2005. The Company 's losses from continuing operations of $183,224 for the period ended December 31, 2005 was funded by the decrease in working capital and increase in accounts payable and accrued expenses of $223,861. At December 31, 2005 the APO had available a $300,000 credit facility with Rosenthal & Rosenthal, Inc., of which $109,886 was outstanding at December 31, 2005 (see Note 4 to the accompanying financial statements). The credit facility is collateralized by all of APO's assets and is personally guaranteed by Dr. Jan Stahl, Chief Executive Officer of the Company. Under terms of the credit facility, the lender may call the loan if APO is in violation of certain restrictive covenants. At December 31, 2005, APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and was extended through December 31, 2005 under substantially the same terms as the original agreement. APO and the lender have agreed to continue the credit facility on a month to month basis. APO has requested an extension of the credit facility through March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company 's financial condition, revenues or expenses, results of operations or capital resources.

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

Credit Risk. the Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of December 31, 2005, the Company had $245,513 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's s internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about July 7, 2004, APO was served with process in a suit commenced by The Proctor & Gamble Company ("P&G") in the US District Court for the Eastern District of New York, against it and a number of other parties. P&G claimed that APO, as well as others were involved in the sale of Pantene and Head and Shoulders products which were not manufactured by P&G. APO purchased several shipments of these products abroad and unbeknownst to APO some non P&G products are alleged to be included in these shipments. APO cooperated with P&G as well as the federal regulatory agencies and has supplied P&G with all of its documentation in order to assist P&G in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. The lawsuit is seeking, among other relief, a request for a temporary and permanent injunction from selling such products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against APO for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.

On or about December 3, 2004, APO was served with process in a suit commenced by Alcoa, Inc. ("Alcoa") in the US District Court for the Eastern District of New York, against it and a number of other parties. Alcoa claimed that the Company New York, as well as others were involved in the sale of products which were not manufactured by Alcoa. APO purchased several shipments of these products abroad and unbeknownst to APO, Alcoa claims that counterfeit products were included in these shipments APO is cooperating with Alcoa as well as the federal regulatory agencies and is supplying Alcoa with all of its documentation in order to assist Alcoa in its efforts to remove these products from the marketplace and to allow it to trace back the source of these improper products. Recently, the complaint was amended to include a number of additional parties, including Dr. Jan Stahl, chief executive officer of the Company. The co-defendants in the suit have asserted cross-complaints against APO for an unspecified amount to be determined at trial based upon their receipt and subsequent resale of these products.


     In both the P&G and Alcoa lawsuits, the plaintiffs have sought compensatory damages in an amount to be proven at the time of trial. Each plaintiff has also requested an award of punitive damages in the sum of $10,000,000.

     One of APO's former customers, Allou Distributors Inc. has recently filed for bankruptcy protection. The bankruptcy trustee is seeking the return of $70,000 which he deems is a preferential distribution for payment of merchandise sold to Allou Distributors Inc. APO believes the claim is without merit and will vigorously defend its position.

ITEM 1A. RISK FACTORS.

     The Company's business involves a high degree of risk. Before deciding whether to invest in the Company's securities potential investors should carefully consider the risks and uncertainties described below and the other information in this report and in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005 which was filed with the Securities and Exchange Commission on January 13, 2006. Each of the following risks could materially and adversely affect the Company's business, financial condition, and results of operations. This could cause the trading price of the Company's common stock to decline, with the loss of part or all of your investment.

APO'S FINANCIAL STATUS CREATES SUBSTANTIAL DOUBT WHETHER THE COMPANY WILL CONTINUE AS A GOING CONCERN FOR MORE THAN 12 MONTHS FROM THE DATE OF THIS REPORT. IF APO DOES NOT CONTINUE AS A GOING CONCERN, INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

The Company reported a net loss totaling $183,224 for the three months ended December 31, 2005 and net losses totaling $663,837, $1,048,828 and $517,526 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of December 31, 2005 the Company had a stockholders deficit of $307,795 and a working capital deficit of $316,590. Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. APO is in violation of the tangible net worth covenant of its credit facility with Rosenthal & Rosenthal, Inc. (See Note 4 to the accompanying financial statements). As further described under Part II, Item 1 of this report, the Company's wholly owned subsidiary the APO is a defendant in two lawsuits commenced by The Proctor & Gamble Company and Alcoa, Inc., based on the sale of products of those two companies, which unbeknownst to APO were counterfeit products. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon APO's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise APO's operating and financial requirements provide the opportunity for APO to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While APOy believes it has sufficient capital resources to fund operations for the next 12 months ,APO may require additional capital to continue operations beyond such period. The Company may raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that APO will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available APO will be forced to discontinue operations, which may cause investors to lose the entire amount of their investment. In the event APO is forced to discontinue operations, the Company may divest itself of its subsidiaries, APO and Universall and attempt to locate and negotiate with another company for the purpose of a business combination of the two companies in order to obtain another business opportunity for the Company's shareholders.

THE COMPANYS WHOLLY OWNED OPERATING SUBSIDIARY APO NEW YORK IS A DEFENDANT IN TWO LITIGATION PROCEEDINGS, WHICH HAS CAUSED APO TO LOSE CUSTOMERS RESULTING IN A SIGNIFICANT LOSS OF REVENUE. THESE PROCEEDINGS MAY CAUSE APO NEW YORK TO LOSE OTHER CUSTOMERS WHICH WOULD FURTHER WORSEN APO'S FINANCIAL CONDITION AND COULD FORCE APO NEW YORK TO DISCONTINUE OPERATIONS.

     As further described under Part II, Item 1 of this report, the Company's wholly owned subsidiary , APO, is a defendant in two lawsuits commenced by The Proctor & Gamble Company ("P&G") and Alcoa, Inc. ("Alcoa"), based on the sale of products of those two companies, which unbeknownst to APO, were counterfeit products. APO purchased several shipments of products abroad and unbeknownst to APO, some non-P&G and non-Alcoa products were included in these shipments. APO is cooperating with P&G and Alcoa as well as the federal regulatory agencies and is supplying P&G and Alcoa with all of its documentation in order to assist P&G and Alcoa in their efforts to remove these products from the marketplace and to allow them to trace back the source of these improper products. APO lost two wholesale customers due to these litigation proceedings resulting in reduced revenue of approximately $1,000,000.00 for the three months ended December 31, 2005 and approximately $4,250,000 during the fiscal year ended September 30, 2005. Although APO believes it has meritorious defenses and is vigorously defending its position in these proceedings, the litigation proceedings may cause the APO to lose other customers which would further worsen APO's financial condition and could force APO to discontinue operations.

APO MAY INCUR MATERIAL PRODUCT LIABILITY COSTS.

     Providers of medical products to hospitals and other health care institutions may encounter liability for damages to patients in the event that their products prove to be defective. Certain of APO's products and proposed products will be utilized in medical procedures where APO could be subject to claims for such injuries resulting from the use of its products. All of the products APO sells are produced by third-party manufacturers. As a distributor of products manufactured by third parties, APO may be liable for various product liability claims for products APO does not manufacture even though the APO has no control over the manufacturing procedures used in connection with the production of these third-party products. At present APO has no product liability insurance.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY IMPOSE ADDITIONAL COSTS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some of APO's products may be regulated as medical devices by the U.S. Food and Drug Administration (the "FDA") pursuant to the federal Food and Drug Cosmetic Act and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of APO's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by APO in the future. The Mandatory Device Reporting regulation obligates manufactures including, in some cases, distributors such as APO to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain products failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of APO;s operations for an undetermined time. Compliance with any of these laws and regulations may impose additional costs on APO which may negatively affect APO's financial condition.

THE DENTAL, MEDICAL AND VETERINARY PRODUCTS SUPPLY BUSINESSES ARE INTENSELY COMPETITIVE. APO HAS MANY WELL-ESTABLISHED COMPETITORS WITH SUBSTANTIALLY GREATER FINANCIAL AND OTHER RESOURCES THAN THE COMPANY. THESE FACTORS MAKE IT DIFFICULT FOR APO TO COMPETE IN ITS INDUSTRY AND MAY ADVERSELY AFFECT APO'S RESULTS OF OPERATIONS.

     The medical, dental and veterinary products supply business is intensely competitive. At present, APO estimates that there are over 40 companies whose products compete with many of APO's present and proposed products. These companies range from major multinational companies to enterprises that are smaller in size and financial ability than APO APO's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products and manufacturers of raw materials used by APO. Many of APO's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than APO. These factors make it difficult for APO to compete in its industry and may adversely affect APO's results of operations.

IF APO'S SUPPLIERS ARE UNABLE TO DELIVER PRODUCT, THE COMPANY'S REVENUES AND ULTIMATELY PROFITS WILL BE REDUCED.

     APO is highly dependent on third party vendors to manufacture and distribute its products. APO does not directly manufacture any of the products it presently sells. The products distributed by APO are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. In general, APO does not have long-term contracts with its manufacturers. Although APO believes alternative sources for virtually all of its products are readily available, there can be no assurance that the available supply from such alternative sources would be adequate to meet the increased demand for production that would most likely result from any significant disruption in APO's traditional manufacturers and suppliers. If APO's suppliers are unable to deliver product, APO's revenues and ultimately profits will be reduced.

APOIS SUBJECT TO RISKS SPECIFIC TO FOREIGN MANUFACTURING WHICH COULD CAUSE INCREASES IN PRODUCT COSTS AND DELAYS IN PRODUCT DELIVERY WHICH WOULD RESULT IN LOSS OF REVENUES AND GOODWILL.

     Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and similar import/export controls and changes in governmental policies. Although, to date, APO has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future with the result of possible increases in product costs and/or delays in product delivery which would, in all likelihood, result in the loss of revenues and goodwill by APO.

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

     The public market for the Company's common stock has historically been very volatile. During the past two fiscal years ended September 30, 2005 and the quarter ended December 31, 2005, the market price for the Company's common stock has ranged from $0.01 to $0.18. Any future market price for the Company's common stock is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. the Company's litigation proceedings with The Proctor & Gamble Company and Alcoa, Inc. may have contributed to the volatility in the Company's stock price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of the Company's business may reduce the Company's stock price, regardless of the Company's operating performance. Further, the market for the Company's common stock is limited and the Company cannot assure you that a larger market will ever be developed or maintained. As of February 15, 2006, the average daily trading volume of the Company's common stock over the past three months was approximately 46,620 shares. The last reported sales price for the Company's common stock as of February 15, 2006, was $0.0071 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price of the Company's common stock. As a result, this may make it difficult or impossible for you to sell the Company's common stock for a positive return on your investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During December 2005, the Company issued a total of 1,200,000 shares of common stock as consideration for professional services valued at $12,000.00. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At December 31, 2005 APO had available a $300,000 credit facility with Rosenthal & Rosenthal, Inc., of which $109,886 was outstanding at December 31, 2005 (see
Note 4 to the accompanying financial statements). The credit facility is collateralized by all of the APO's assets and is personally guaranteed by Dr. Jan Stahl, Chief Executive Officer of the Company. Under terms of the credit facility, the lender may call the loan if APO is in violation of certain restrictive covenants. At December 31, 2005 APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and was extended through December 31, 2005 under substantially the same terms as the original
agreement.APO and the lender have agreed to continue the credit facility on a month to month basis.APO has requested an extension of the credit facility through March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APO HEALTH, INC.


Date: February 21, 2006                  By: /s/ Jan Stahl
                                         ---------------------------------
                                         Dr. Jan Stahl, Chief Executive
                                         Officer, Acting  Principal
                                         Accounting Officer