Form 10-Q
period 2006-03-31
APO HEALTH INC /NV/
filed 2006-05-09
CIK 1076607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2006, 56,575,212 shares of Common Stock of the issuer were issued and outstanding.

                                APO HEALTH, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


                                                                                        Page
PART I - Financial Information

Item 1            Financial Statements.

                  Consolidated Balance Sheets as of
                  March 31, 2006 and September 30, 2005.                                  2

                  Consolidated Statements of Operations for the three and six
                  months ended March 31, 2006 and 2005.                                   3

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 2006 and 2005.                               4

                  Notes to Consolidated Financial Statements.                        5 - 11

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                              11 - 12

Item 3            Quantitative and Qualitative Disclosures About
                  Market Risk.                                                           12

Item 4            Controls and Procedures.                                               12

PART II - Other Information

Item 1            Legal Proceedings.                                                12 - 13

Item 1A  Risk Factors.                                                              13 - 16

Item 2            Unregistered Sales of Equity
                  Securities and Use of Proceeds.                                        16

Item 3            Defaults upon Senior Securities.                                       16

Item 4            Submission of Matters to a Vote of Security Holders.                   16

Item 5            Other Information.                                                     16

Item 6            Exhibits.                                                              16

Signatures                                                                               17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                APO HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                    March 31,    September 30,
                                                                      2006           2005
                                                                  -----------    -----------
                                                                  (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
   Cash                                                           $   255,776    $   634,161
   Accounts Receivable, net of allowance for
   doubtful accounts of $400,000 and $405,397                         331,834        452,878
   Inventory                                                          473,964        228,008
   Other Current Assets                                                26,596         36,082
                                                                  -----------    -----------
     Total Current Assets                                           1,088,170      1,351,129
                                                                  -----------    -----------

Property and Equipment, net of accumulated
   Depreciation of $90,541 and $89,639                                  1,088          1,991
Deposits                                                                7,500          7,500
                                                                  -----------    -----------
     Total Assets                                                 $ 1,096,758    $ 1,360,620
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
   Bank Notes Payable                                             $   112,915    $   457,369
   Accounts Payable                                                   946,447        783,069
   Accrued Compensation                                               104,473         42,473
   Customer Deposits                                                  238,213        214,280
                                                                  -----------    -----------
     Total Current Liabilities                                      1,407,048      1,497,191
                                                                  -----------    -----------
Stockholders' Equity (Deficit):
   Common stock, $.0002 par value,
     125,000,000 shares authorized, 43,587,712
     and 42,387,712 shares issued and outstanding                       8,718          8,478
   Paid-in Capital                                                  2,283,605      2,271,845
   Retained Earnings (Deficit)                                     (2,597,613)    (2,416,894)
                                                                  -----------    -----------
     Total Stockholders' Equity (Deficit)                            (305,290)      (136,571)
                                                                  -----------    -----------

     Total Liabilities and Stockholders' Equity (Deficit)         $ 1,096,758    $ 1,360,620
                                                                  ===========    ===========

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


                                                 Three Months                     Six Months
                                         ----------------------------    ----------------------------
                                             2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------
Revenue                                  $  1,891,053    $  3,893,623    $  3,994,968    $  8,606,580
Cost of Revenue                             1,526,333       3,443,829       3,348,637       7,769,390
                                         ------------    ------------    ------------    ------------
Gross Margin                                  364,720         449,794         646,331         837,190
                                         ------------    ------------    ------------    ------------

Operating Expenses
   Selling Expense                             51,171          89,718         117,188         212,929
   General and Administrative Expenses        302,575         419,443         692,348         796,400
                                         ------------    ------------    ------------    ------------
                                              353,746         509,161         809,536       1,009,329
                                         ------------    ------------    ------------    ------------

Income (Loss) from Operations                  10,974         (59,637)       (163,205)       (172,139)

Interest Expense                               (8,469)        (13,648)        (17,514)        (27,554)
                                         ------------    ------------    ------------    ------------

Net Income (Loss)                        $      2,505    $    (73,015)   $   (180,719)   $   (199,693)
                                         ============    ============    ============    ============

Basic and Diluted Earnings
   Per Common Share:                     $        .00    $       (.00)   $       (.00)   $       (.00)
                                         ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding                             43,587,712      36,090,822      43,187,692      35,931,055
                                         ============    ============    ============    ============

                                APO HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                       March 31, 2006 AND 2005 (UNAUDITED)



                                                          2006           2005
                                                       ---------      ---------
Cash Flow from Operating Activities:
Net (Loss)                                             $(180,719)     $(199,693)
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
Depreciation and Amortization                                903          3,068
Stock Issued for Services                                 12,000         40,000
Allowance for Doubtful Accounts                           (5,397)       (20,000)
Changes In:
  Accounts Receivable                                    126,441        367,341
  Inventory                                             (245,956)       (69,532)
  Other Current Assets                                     9,486         87,948
  Accounts Payable                                       163,378       (241,101)
  Accrued compensation                                    62,000         11,594
  Customer Deposits Payable                               23,933         28,954
                                                       ---------      ---------
Cash Flows from Operating Activities                     (33,931)         8,279
                                                       ---------      ---------

Cash Flows from Financing Activities:
Proceeds (Payment) on Bank Notes Payable, Net           (344,454)      (311,531)
                                                       ---------      ---------
Cash Flows from Financing Activities                    (344,454)      (311,531)
                                                       ---------      ---------

Net (Decrease) in Cash                                  (378,385)      (303,252)

Cash Balances:
Beginning of Period                                      634,161        574,732
                                                       ---------      ---------
End of Period                                          $ 255,776      $ 271,480
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

The results of operations for the six months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2006.

Note 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business and basis of consolidation- APO Health, Inc., a New York corporation, ("APO") was incorporated under the laws of the state of New York in August 1978. APO and its wholly-owned subsidiary, Universal Medical Distributors, Inc. ("Universal") distribute disposable medical products principally to dental and medical professionals and wholesalers in the United States, principally on the East Coast. Effective June 13, 2001,
InternetFinancialCorp.com, Inc., ("IFAN"), a Nevada corporation, which is an inactive public company, acquired APO (collectively, the "Company") pursuant to a tax-free reorganization agreement. The acquisition was accounted for by the purchase method under business combinations in a reverse acquisition transaction. Concurrently, IFAN changed its name to APO Health, Inc., a Nevada corporation ("APO Nevada").

All significant intercompany balances and transactions have been eliminated in consolidation.

Operating deficit and economic conditions
Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred losses of $663,837, $1,048,828, and $517,526 for the three years ended September 30, 2005, and an operating loss of $180,719 for the six months ended March 31, 2006. APO is in violation of the working capital and tangible net worth covenants of its lending agreement (see note 4). As more fully described in note 8, APO is a defendant in two lawsuits with Proctor & Gamble and Alcoa, involved in the sale of products of those two companies, by APO, which Proctor and Gamble and Alcoa claim to have been counterfeit products. It is not possible to predict at this time the ultimate outcome of the litigation or the extent, if any, of the effect on APO. In addition, the trustee in bankruptcy of a former customer, is seeking return of a payment which it deems to be a preferential distribution. The above factors cause substantial doubt of the Company's and APO's ability to continue as a going concern.

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

Advertising - Advertising is expensed as incurred. Advertising expense for the six months ended March 31, 2006, and 2005 was $1,125 and $9,227, respectively.

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

Shipping and handling - Shipping and handling costs are expensed as incurred. Shipping and handling expense included in selling expense was $59,824 and $113,794 for the six months ended March 31, 2006 and 2005 respectively.

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

Note 2 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES


                                                             2006         2005
                                                             ----         ----
      Cash paid during the period for interest             $17,514       $27,554
      Non cash transactions:
               Stock issued for services                   $12,000       $40,000


Note 3- OTHER CURRENT ASSETS

Other current assets consist of the following:


                                                             2006         2005
                                                             ----         ----
      Prepaid Expenses                                     $26,596       $36,082

Note 4 - BANK NOTES PAYABLE

On October 29, 2002, APO entered into a financing agreement with Rosenthal & Rosenthal, Inc. The financing agreement provides APO with a maximum credit facility not to exceed $3,000,000. On September 1, 2004 the credit facility was amended by mutual consent and reduced the maximum amount of credit under the facility to $1,000,000. On March 2, 2005 the financing agreement was amended reducing the maximum credit facility to $500,000. On February 1, 2006, Rosenthal & Rosenthal further reduced the credit limit to a maximum of $300,000. The credit facility is collateralized by substantially all of APO's assets and is personally guaranteed by Dr. Jan Stahl, Chairman and CEO of the Company. Interest is payable monthly on the average daily loan balance at the announced prime rate of JP Morgan Chase bank plus 2.5% (9.25% as of September 30, 2005). Under terms of the agreement, the lender may call the loan if APO is in violation of any restrictive covenant. At March 31, 2006, APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and has been extended through May 31, 2006 under substantially the same terms as the original agreement APO and the lender have agreed to continue the credit facility on a month to month basis.

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - INCOME TAXES

Income taxes (benefit) consist of the following:



                                                 2006                  2005
                                             ------------          -------------
      Current                                $       --            $        --
      Deferred                                       --                     --
                                             ------------          -------------
      Total                                  $       --            $        --
                                             ------------          -------------

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:


                                                 2006                  2005
                                             -------------         -------------
      Computed at the federal statutory
               Rate of 34%                   $        --           $        --
      State income tax (benefit)                      --                    --
      Valuation allowance adjustment                  --                    --
      Other adjustments                               --                    --
                                             -------------         -------------
      Total                                  $        --           $        --
                                             =============         =============

The components of deferred taxes are as follows:


                                                   2006                 2005
                                              ------------         -------------
      Deferred tax assets
          Allowance for doubtful accounts     $    160,000         $    156,000
          Depreciation                              18,000               19,200
          Deferred compensation                     41,800               40,000
          Net operating loss carryover             696,000              534,000
          Valuation allowance                     (915,800)            (749,200)
                                              ------------         ------------
      Total deferred tax assets               $       --           $       --
                                              ------------         ------------


The Company has a net operating loss carryover of approximately $1,740,000 to offset future taxable income. The carryover loss expires through 2025. The Company has offset the deferred tax asset by a valuation of $915,800, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the period ended March 31, 2006, the valuation allowance increased by $91,500.

                                 APO HEALTH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 - LEASES

The Company's offices are located at 3590 Oceanside Road, Oceanside, New York. The premises contain approximately 9,800 square feet under a five-year lease (the "Lease") which expired on November 30, 2004 (the "Lease Term"). The Lease Term has been extended for an additional five years through November 30, 2009. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Corp., a New York corporation ("PJS") owned by Dr. Stahl formed for the express purpose of entering into the Lease. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl whereby the Company has agreed to discharge all of the Lease obligations with the landlord. The annual lease payment under the new lease starts at approximately $77,300 per year and increases to $80,000 in the fifth year with additional increases for real estate taxes over the Lease Term. Neither PJS nor Dr. Stahl derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations. Effective December 1, 2005, the Company has subleased for a one year period approximately 2,000 square feet of the warehouse space at approximately $30,000 per year. Rental expense net of subleases was $17,027 and $22,290 for the six months ended March 31, 2006 and 2005..

Future minimum lease payments are as follows:


For the years ended September 30,

                    2006                $   35,285
                    2007                    71,225
                    2008                    75,825
                    2009                    79,405
                    2010                    13,337

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

                                APO HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. At times such balances exceed the insured limits of the financial institution. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash balances. As of March 31, 2006, the Company had approximately $190,555 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

The concentration of credit risk due to receivables is minimal due to the Company's diverse customer base throughout the United States. For the period ending March 31, 2006, the following customers had in excess of 10% of the total sales:


                                            2006

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

Note 10- SUBSEQUENT EVENTS

On April 7, 2006, upon unanimous consent of the Board of Directors of the Company and approval by holders of a majority of shares in the Company approved that the articles of incorporation be amended to increase the number of authorized shares in the Company from 125,000,000 to 25,000,000,000 and to authorize 15,000,000 preferred shares.

On April 7, 2006 the Company issued a debt conversion agreement with six individuals who converted the aggregate accrued outstanding fees for consulting services totaling $51,950 into 13,000,000 shares of common stock at $.004 per share.

On April 21, 2006, APO entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with APO Health Acquisition Corp, Inc., a Nevada corporation and wholly-owned subsidiary of APO Nevada and Jupiter Global Holdings, Corp., a Nevada corporation ("Jupiter"). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, APO Acquisition will merge with and into Jupiter, with Jupiter being the surviving corporation (the "Surviving Corporation") and a wholly-owned subsidiary of APO Nevada.

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

RESULTS OF OPERATIONS

Revenue for the six months ended March 31, 2006 was $3,994,968, a decrease of $4,611,612, or 53.6%, from $8,606,580 for the six months ended March 31, 2005.
The decrease in revenue has been categorized into two areas. First, sales in 2005 to customers that were either no longer in business in 2006 or who were no longer buying from the Company and are using alternative sources decreased by approximately $1,500,000. The Company purchased many different products which were imported from both Canada and Europe. In fiscal 2006, the Company reduced the amount of imports from those areas as the United States dollar decreased in value against the Canadian dollar, British pound and the Euro, and also the loss of major suppliers resulted in a reduction of sales of approximatley $3,000,000.

Cost of revenue for the six months ended March 31, 2006 was $3,348,637, a decrease of $4,420,753, or 56.9%, from $7,769,390 for the six months ended March 31, 2005. The decrease in cost of sales is approximately the same as the percentage in revenue. The gross profit percentage for the six months ended March 31, 2006 was 16.2% compared to 9.7% for the six months ended March 31, 2005. Wholesale revenue accounted for approximately 75% of total revenue for the six months ended March 31, 2005 and had a gross profit of approximately 6%. Retail sales during the same period accounted for 25% of the total revenue and had a gross profit of approximately 20-20%.For the six months ended March 31, 2006 wholesale revenue accounted for approximately 60% of total revenue with a gross profit of approximately 7.5% and retail sales accounted for 40% of the total revenue with a gross profit of approximately 25-30%. These factors accounted for the overall increase in gross profit percentage.

Selling expenses for the six months ended March 31, 2006 were $117,188, a decrease of $95,741 from the six months ended March 31, 2005. Shipping costs decreased by $53,970 and commissions decreased by $28,036 for the quarter ended March 31, 2006 due to the decrease in revenue to wholesale customers. Advertising and related costs declined by approximately $8,000 as the Company reduced its mailing of advertising materials. There were minor increases and decreases in other selling expenses with an overall decrease which was directly related to the decrease in revenue.

General and administrative expenses for the six months ended March 31, 2006 were $692,348, a decrease of $104,052 from $796,400 for the six months ended March 31, 2005. Total compensation, including payroll taxes and employee benefits increased by $6,843. The increase in compensation reflects an accrual of salaries that had been reduced during the period to preserve cash flow. Consulting fees decreased by $35,000 to $5,000 in the period ended March 31, 2006. For the period ended March 31, 2005 consulting expense represented the balance of a one year contract that expired in January 2005. The Company reduced its allowance for bad debts by $20,000 in the period ended March 31, 2005 after writing off $151,214 of uncollectible receivables. There was no comparable cost in 2005. Professional fees for the six months ended March 31, 2006 were $181,173, an increase of $83,134 over the six months ended March 31, 2005. The entire amount of the increase is attributed to legal fees incurred in the lawsuits with Proctor & Gamble and Alcoa.


Interest expense for the six months ended March 31, 2006 was $17,514, a decrease of $10,040 from the six month period ended March 31, 2005. The decrease in interest expense is due to a reduction of the credit facility with Rosenthal & Rosenthal, Inc which reduced the monthly minimum interest expense.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2006, the Company had a working capital deficit of $318,878, a decrease of $172,816 from the working capital at September 30, 2005. The Company 's losses from continuing operations of $180,719 for the six months ended March 31, 2006 was funded by the decrease in working capital and increase in accounts payable and accrued expenses of $225,378. At March 31, 2006 the APO had available a $300,000 credit facility with Rosenthal & Rosenthal, Inc., of which $112,915 was outstanding at March 31, 2006 (see Note 4 to the accompanying financial statements). The credit facility is collateralized by all of APO's assets and is personally guaranteed by Dr. Jan Stahl, Chief Executive Officer of the Company. Under terms of the credit facility, the lender may call the loan if APO is in violation of certain restrictive covenants. At March 31, 2006, APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and was extended through December 31, 2005 under substantially the same terms as the original agreement. APO and the lender have agreed to continue the credit facility on a month to month basis through May 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Exchange Rate Risk.-The products distributed by the Company are, for the most part, manufactured by third parties in the United States, the Far East, Mexico and Canada. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Credit Risk.-The Company maintains cash balances at various financial institutions. At times, such balances exceed the insured limits of the financial institution. To date, the Company has not experienced any losses in such accounts. As of March 31, 2006, the Company had $190,555 on deposit, in excess of the $100,000 in each bank, which is insured under federal law.

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

The Company reported a net loss totaling $180,719 for the six months ended March 31, 2006 and net losses totaling $663,837, $1,048,828 and $517,526 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of March 31, 2006 the Company had a stockholders deficit of $305,290 and a working capital deficit of $318,878. Adverse economic conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. APO is in violation of the tangible net worth covenant of its credit facility with Rosenthal & Rosenthal, Inc. (See Note 4 to the accompanying financial statements). As further described under Part II,
Item 1 of this report, the Company's wholly owned subsidiary the APO is a defendant in two lawsuits commenced by The Proctor & Gamble Company and Alcoa, Inc., based on the sale of products of those two companies, which unbeknownst to APO were counterfeit products. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon APO's ability to meet its financing requirements, and the success of its operations. Management believes that actions presently being taken to revise APO's operating and financial requirements provide the opportunity for APO to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While APO believes it has sufficient capital resources to fund operations for the next 12 months, APO may require additional capital to continue operations beyond such period. The Company may raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that APO will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available APO will be forced to discontinue operations, which may cause investors to lose the entire amount of their investment. In the event APO is forced to discontinue operations, the Company may divest itself of its subsidiaries, APO and Universal and attempt to locate and negotiate with another company for the purpose of a business combination of the two companies in order to obtain another business opportunity for the Company's shareholders.

THE COMPANYS WHOLLY OWNED OPERATING SUBSIDIARY APO NEW YORK IS A DEFENDANT IN TWO LITIGATION PROCEEDINGS, WHICH HAS CAUSED APO TO LOSE CUSTOMERS RESULTING IN A SIGNIFICANT LOSS OF REVENUE. THESE PROCEEDINGS MAY CAUSE APO NEW YORK TO LOSE OTHER CUSTOMERS WHICH WOULD FURTHER WORSEN APO'S FINANCIAL CONDITION AND COULD FORCE APO NEW YORK TO DISCONTINUE OPERATIONS.

As further described under Part II, Item 1 of this report, the Company's wholly owned subsidiary, APO, is a defendant in two lawsuits commenced by The Proctor & Gamble Company ("P&G") and Alcoa, Inc. ("Alcoa"), based on the sale of products of those two companies, which unbeknownst to APO, were counterfeit products. APO purchased several shipments of products abroad and unbeknownst to APO, some non-P&G and non-Alcoa products were included in these shipments. APO is cooperating with P&G and Alcoa as well as the federal regulatory agencies and is supplying P&G and Alcoa with all of its documentation in order to assist P&G and Alcoa in their efforts to remove these products from the marketplace and to allow them to trace back the source of these improper products.

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

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY IMPOSE ADDITIONAL COSTS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of APO's products may be regulated as medical devices by the U.S. Food and Drug Administration (the "FDA") pursuant to the federal Food and Drug Cosmetic Act and are, or may be, subject to regulation by other federal and state governmental agencies. The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The FDA may require pre-market approval of some of APO's proposed products, requiring extensive testing and a lengthy review process. The cost of complying with present and future regulations may be significant. Furthermore, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by APO in the future. The Mandatory Device Reporting regulation obligates manufactures including, in some cases, distributors such as APO to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain products failures which could cause injury. The FDA is empowered to take action against manufacturers of regulated products including both civil and criminal remedies, and may also prohibit or suspend the marketing of products if circumstances so warrant. Any such action by the FDA could result in a disruption of APO's operations for an undetermined time. Compliance with any of these laws and regulations may impose additional costs on APO which may negatively affect APO's financial condition.

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

The public market for the Company's common stock has historically been very volatile. During the past two fiscal years ended September 30, 2005 and the six months ended March 31, 2006, the market price for the Company's common stock has ranged from $0.01 to $0.18. Any future market price for the Company's common stock is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. The Company's litigation proceedings with The Proctor & Gamble Company and Alcoa, Inc. may have contributed to the volatility in the Company's stock price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of the Company's business may reduce the Company's stock price, regardless of the Company's operating performance. Further, the market for the Company's common stock is limited and the Company cannot assure you that a larger market will ever be developed or maintained. As of February 15, 2006, the average daily trading volume of the Company's common stock over the past three months was approximately 46,620 shares. The last reported sales price for the Company's common stock as of February 15, 2006, was $0.0071 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price of the Company's common stock. As a result, this may make it difficult or impossible for you to sell the Company's common stock for a positive return on your investment.

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

That a broker or dealer approve a person's account for transactions in penny stocks; and

The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased in order to approve a person's account for transactions in penny stocks,

The broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

On April 7, 2006 the Company issued a debt conversion agreement with six individuals who converted the aggregate accrued outstanding fees for consulting services totaling $56,450, into 14,112,500 shares of common stock at $.004 per share. In this transaction 6,250,000 shares are exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At March 31, 2006 APO had available a $300,000 credit facility with Rosenthal & Rosenthal, Inc., of which $112,915 was outstanding (see Note 4 to the accompanying financial statements). The credit facility is collateralized by all of the APO's assets and is personally guaranteed by Dr. Jan Stahl, Chief Executive Officer of the Company. Under terms of the credit facility, the lender may call the loan if APO is in violation of certain restrictive covenants. At March 31, 2006 APO is in violation of its net worth and working capital covenants. Rosenthal & Rosenthal has not waived the violations, and accordingly, the entire amount of the obligation is callable. The credit facility matured on October 31, 2005 and was extended through December 31, 2005 under substantially the same terms as the original agreement. APO and the lender have agreed to continue the credit facility on a month to month basis. APO had requested an extension of the credit facility through March 31, 2006.

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

                                         APO HEALTH, INC.





Date: May 10, 2006                       By: /s/ Jan Stahl
                                         ---------------------------------
                                         Dr. Jan Stahl, Chief Executive
                                         Officer, Acting  Principal
                                         Accounting Officer