Form 10-Q
period 2006-06-30
PAIVIS, CORP ./NV/
filed 2006-08-21
CIK 1076607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE

EXCHANGE ACT OF 1934

From the transition period from __________ to ___________

Commission file number 000-30074

PAIVIS, CORP.

(Exact name of registrant as specified in its charter)

Nevada	00030074	86-0871787
(State or other Jurisdiction	(Commission File	(IRS Employer
of Incorporation)	Number)	Identification No.)

#400-3475 Lenox Road, Atlanta Georgia 30326
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (404) 601-2885

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2006, 26,189,752 shares of Common Stock of the issuer were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAIVIS CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

PAIVIS, Corp
(Formerly APO Health Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	30-June	30-Sep
	2006	2005

ASSETS
Current
Cash	$84,592	$5,660
Goods and Services Tax recoverable	6,465	884
Accounts receivable	71,916	37,333
Prepaid expense, advances and other	119,983	81,928

	282,956	125,805
Investments	-	638,000

Capital Assets	150,122	303,219
Goodwill	16,544,128	-
Advances Receivable	-	-
Minority Interest in losses of Live & Cool One Inc.	-	-

	$16,977,206	$1,067,024

LIABILITIES
Current
Bank indebtedness	$-	-
Accounts payable and accrued liabilities	3,661,925	3,757,284
Loans and advances payable	1,855,937	1,763,231

	5,517,862	5,520,515

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
25,000,000,000 common shares, par value $0.0002 per share, and 15,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
5,235,450,473 common shares at June 30, 2006 and 1,009,801 at September 30, 2005	1,047,090	201,960
1,008,561 Series A preferred shares at June 30, 2006 and nil at September 30, 2005	101	-
3,000,750 Series B preferred shares at June 30, 2006 and nil at September 30, 2005	300

Additional paid-in capital	26,893,892	10,173,472

Accumulated Deficit	(16,482,039)	(14,828,923)
	11,459,344	(4,453,491)

	$16,977,206	$1,067,024
The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, Corp
(Formerly APO Health Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30		JUNE 30
	2006	2005	2006	2005

Revenue	$1,417,623	$10,023	$4,557,193	$422,185

Cost of Revenue	1,427,034	-	4,182,713	983,060
	(9,411)	10,023	374,480	(560,875)

Expenses
Administrative services	25,188	10,147	49,729	31,941
Amortization and Depreciation	59,132	420	158,072	34,419
Business development	-	-	13,044	47,477
Consulting	103,000	151,677	490,859	657,577
Debt Retirement Expense	23,624	-	1,033,603	-
Equipment leases	-	-	14,027	-
Foreign exchange	323,643	(8.925)	142,560	2,337
Investor relations	720	177	3,551	32,301
Marketing	-	-	1,486	11,670
Media design	-	-	6,700	-
Office, rent and sundry	197,860	38,098	452,696	263,658
Professional fees	18,834	27,604	274,923	207,616
Software development	-	-	-	-
Travel	14,827	3,539	81,984	55,584
Wages and benefits	178,495	1,707,641	595,197	3,436,556
	1,045,323	1,930,378	3,318,431	4,781,138

Loss Before The Following	1,054,734	1,920,355	2,943,951	5,342,013

Forgiveness of Debt	-	-	(1,015)	-
Minority Interest In Loss Of Subsidiary	-	(16)	-	(139,254)
Write down of Minority interest	-	16	-	453
Loss From Continuing Operations	1,054,734	1,920,355	2,942,936	5,203,212

Net Profit (Loss) For The Period	$(1,054,734)	$1,920,355	$2,942,936	$5,203,212
Net Loss Per Share, Basic and diluted	$0.01	$0.01	$0.01	$0.04

Weighted Average Number Of Common Shares Outstanding	2,797,609,827	190,128,055	973,612,528	127,122,503
The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, Corp
(Formerly APO Health Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JUNE 30
	2006	2005

Cash Flows From Operating Activities
Loss for the period	$(2,942,936)	(5,203,212)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization and Depreciation	153,097	34,419
Stock based compensation	1,009,580	2,960,436
Issue of common stock for expenses	229,180	66,265
Issue of common stock for debt	993,624	-
Accounts receivable	(34,583)	(63,646)
Goods and Services Tax recoverable	(5,581)	(1,794)
Prepaid expense, advances and other	(38,055)	(9,365)
Accounts payable and accrued liabilities	(95,359)
Other Adjustments	253,227	(148,801)
	(477,806)	(1,171,446)

Cash Flows From Investing Activities
Investment in Venture Companies	-	(40,000)
Purchase of capital assets	-	(53,096)
Advances receivable	-
		(93,096)

Cash Flows From Financing Activities
Loans and advances payable	92,706	312,810
Shares issued for cash	464,032	756,360

	556,738	1,069,170

Increase (Decrease) In Cash	78,932	(195,372)

Cash , Beginning Of Period	5,660	227,125
Cash (Bank Indebtedness), End Of Period	$84,592	$31,753

PAIVIS, Corp
(Formerly APO Health Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JUNE 30
	2006	2005

Supplemental Disclosure of Non Cash Financing and Investing Activities
Debt issued for acquisition of investments	$-	$-
Shares issued for debt	993,624
Shares issued for acquisition of investments	-	-
Shares issued for deposit towards acquisition of investments	-	-

Supplemental Disclosure of Cash Flow Information
Interest Paid	$11,281	$-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS Corp.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included

The consolidated financial statements of the Company include the accounts of PAIVIS Corp (formerly APO Health Inc.), and its wholly-owned subsidiaries: Jupiter Global Holdings, Trucall Solutions Inc, Macro Communications Inc. Livestar Entertainment Canada, Livestar Entertainment Establishments, LIVE and Cool One, inc., 1615946 Ontario Ltd., 1614718 Ontario Inc., Rahx, Inc., and RRUN Labs.

2. MERGER ACTIVITY

On April 21, 2006, PAIVIS, Corp. (f/k/a APO Health, Inc)., a Nevada corporation (“APO”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with APO Health Acquisition Corp, Inc., a Nevada corporation and wholly-owned subsidiary of APO (“APO Acquisition”), and Jupiter Global Holdings, Corp., a Nevada corporation (“Jupiter”). As per the Merger Agreement provided that upon the terms and subject to the conditions set forth in the Merger Agreement, APO Acquisition merged with and into Jupiter, with Jupiter being the surviving corporation and a wholly-owned subsidiary of APO.

On May 11, 2006, the above-referenced parties to the Agreement and Plan of Merger consummated the Merger Agreement and the Merger Agreement became effective as of May 11, 2006, the date that the Articles of Merger were accepted for filing by the Nevada Secretary of State. As of May 11, 2006, APO changed its name to PAIVIS, Corp. (“PAIVIS”).

As of May 11, 2006, each share of Common Stock of Jupiter issued and outstanding immediately prior to the Effective Time of the Merger Agreement was converted into and became a right to receive 0.46232085067036500 of a share of common stock of APO (the “Conversion Price”), and was automatically canceled and retired and cease to exist as of the Effective Time of the Merger.

On May 11, 2006, and pursuant to the consummation of the Merger Agreement, the Registrant began the process to cause to issue 4,623,208,507 Common Shares (the “Shares”) to the shareholders of Jupiter as of the effective date of the Merger Agreement. The Common Shares were issued as restricted securities and are exempt from registration under §5 of the Securities Act of 1933, as the issuances are deemed exempt from registration under §3(a)(9), §4(1) and 4(2) of the Securities Act of 1933.

PAIVIS Corp.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2. MERGER ACTIVITY (CONT.)

The Merger Agreement provides that the Shares of Common Stock to be received by Jupiter (now PAIVIS) shareholders will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) PAIVIS receives an opinion of counsel for PAIVIS that an exemption from the registration requirements of the Securities Act is available.

On May 12, 2006, the Company entered into a Stock Purchase Agreement with KJ Ventures, Ltd., which provides for the sale of 3,046,300 shares of the common stock of APO Health, Inc., a New York corporation that was a subsidiary of APO Health, Inc. prior to the Effective Date of the above-described Merger Agreement. KJ Ventures, Ltd., which is an entity controlled and managed by Dr. Jan Stahl, former chief executive officer of the Company prior to the consummation of the Merger Agreement, will continue the business operations of APO Health, Inc., a New York corporation, as it existed prior to the Effective Date of the Merger Agreement, although there will be no affiliation between the Registrant and the purchaser of the shares, KJ Ventures, Inc. The consideration in support of the transaction was $1.00, plus the assumption of all of the current contingent and future debts of APO Health, Inc., a New York corporation.

The following table shows the combined and separate condensed balance sheet of the companies as at May 12, 2006, immediately prior to the sale of APO Health New York, and the merger with Jupiter.

	Combined	APO New York	PAIVIS Corp.
Assets	449,863	449,863	-

Liabilities	935,330	889,085	46,245
Equity	(485,466)	(439,221)	(46,245)
Total Liabilities and Equity	449,863	449,863	-

PAIVIS Corp.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3. INVESTMENTS

On May 31, 2006, the Company acquired the remaining 20% of Macro Communications Inc. through a subsidiary of the Company making Macro a wholly owned subsidiary. The Company issued 50,000,000 Preferred Shares Series C of its subsidiary for $0.01 per share and purchase consideration of $500,000.

On June 26, 2006, the Company issued 1,008,561 Series A Convertible Preferred Shares to the former Chief Executive Officer of the Registrant for the exchange of 10,085,614 common shares of the Registrant.

On June 26, 2006, the Company issued 2,500,750 Series B Convertible Preferred Shares to a corporation controlled by a director of the Company in exchange for 200,060,000 Series B Convertible Shares of Jupiter Global Holdings Corp. (a subsidiary of the Company).

On June 26, 2006, the Company issued 500,000 Series B Convertible Preferred Shares to a corporation controlled by an officer and director of the Company in exchange for 50,000,000 Series C Convertible Shares of Jupiter Global Holdings Corp. (a subsidiary of the Registrant).

4.	SUBSEQUENT EVENTs

Subsequent to the end of the period, on August 3, 2006, the Company announced a reverse consolidation of its common stock on a 200 to 1 basis. As part of the consolidation, on a 200 to 1 basis, the authorized common stock of the Company has changed from 25,000,000,000 shares to 125,000,000 shares

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Paivis Corp.’s (“Paivis”, the “Company” or the “Registrant”) business operations consist of telecommunications switching services. Paivis is facility-based wholesale telecommunications carrier that delivers many application/value-added services within the prepaid services space. The Company operates and maintains a robust switching facility, offering over 16,000 ports with connectivity to most of the tier 1 carriers in the US and manages an extensive international (A-Z) network.  In addition to the wholesale business, Paivis maintains a large retail distribution network for direct to consumer services.

The future growth of the Company is focused on implementing a plan of growth of our current business operations, and also growth through acquisitions. The Company is currently in discussions with several acquisition candidates.

The following analysis discusses changes in the financial condition and results of operations at and for the three months and nine months periods ended on June 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings, if any, for the periods covered.

OUR COMPANY HISTORY
Paivis,Corp, (formerly known as APO Health, Inc., Internetfinancialcorp.com, Caribbean Ventures Inc., and Dom Caribe Ltd.was originally incorporated in the State of Nevada in April 1997. From mid 2001 until mid 2006, our predecessor, APO Health, Inc. was primarily engaged in the business of wholesale medical products. In May of 2006 the Registrant completed a Merger transaction (details below) where effectively Jupiter Global Holdings, Corp. became a wholly owned subsidiary of the Registrant. With completion of the Merger transaction the Registrant effected a sale of the APO Health subsidiary (“APO Health NY”) responsible for the business of wholesale medical products (details below). Furthermore, due to the Merger transaction and subsequent sale of APO Health NY the Registrants business will be primarily engaged in the core operating business of Jupiter, prepaid technologies and telecom-based services.

Paivis, Corp. presently conducts its business operations through its operating subsidiaries located in the United States.

Recently Completed Merger Transaction
On April 21, 2006, Paivis, Corp. (f/k/a/ APO Health, Inc)., a Nevada corporation (“APO”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with APO Health Acquisition Corp, Inc., a Nevada corporation and wholly-owned subsidiary of APO (“APO Acquisition”), and Jupiter Global Holdings, Corp., a Nevada corporation (“Jupiter”). The Merger Agreement provided that upon the terms and subject to the conditions set forth in the Merger Agreement, APO Acquisition will merge with and into Jupiter, with Jupiter being the surviving corporation and a wholly-owned subsidiary of APO.

On May 11, 2006, the above-referenced parties to the Agreement and Plan of Merger consummated the Merger Agreement and the Merger Agreement became effective as of May 11, 2006, the date that the Articles of Merger were accepted for filing by the Nevada Secretary of State. As of May 11, 2006, APO changed its name to PAIVIS, Corp. (“PAIVIS”) and a trading symbol for PAIVIS will be announced shortly.

As of May 11, 2006, each share of Common Stock of Jupiter issued and outstanding immediately prior to the Effective Time of the Merger Agreement was converted into and become a right to receive 0.46232085067036500 of a share of common stock of APO (the “Conversion Price”), and are automatically canceled and retired and cease to exist as of the Effective Time of the Merger.

On May 11, 2006, and pursuant to the consummation of the Merger Agreement, the Registrant began the process to cause to issue 4,623,208,507 Common Shares (the “Shares”) to the shareholders of Jupiter as of the effective date of the Merger Agreement. The Common Shares will be issued as restricted securities and are exempt from registration under §5 of the Securities Act of 1933, as the issuances are deemed exempt from registration under §3(a)(9), §4(1) and 4(2) of the Securities Act of 1933.

The Merger Agreement provides that the Shares of Common Stock to be received by Jupiter (now PAIVIS) shareholders will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) PAIVIS receives an opinion of counsel for PAIVIS that an exemption from the registration requirements of the Securities Act is available.

On May 11, 2006, the effective date of the Merger Agreement, all of the officers and directors of the Registrant prior to the effective date of the Merger Agreement resigned in each of their respective capacities. Such officers and directors have provided to the Registrant written notices of resignation effective May 11, 2006. Also on May 11, 2006 appointments of new officers and directors for the Registrant were executed. None of the officers or Directors of Jupiter were appointed to the board or offices of the Registrant.

Even though, from a legal perspective, Paivis, Corp. was the acquirer in this merger transaction, Jupiter is treated the acquirer from an accounting perspective.

Recently Completed Sale of APO Health, Inc. A New York Corporation (APO Health NY).
On May 12, 2006, the Registrant entered into a Stock Purchase Agreement with KJ Ventures, Ltd., which provides for the sale of 3,046,300 shares of the common stock of APO Health, Inc., a New York corporation that was a subsidiary of APO Health, Inc. prior to the Effective Date of the above-described Merger Agreement. KJ Ventures, Ltd., which is an entity controlled and managed by Dr. Jan Stahl, former chief executive officer of the Registrant prior to the consummation of the Merger Agreement, will continue the business operations of APO Health, Inc., a New York corporation, as it existed prior to the Effective Date of the Merger Agreement, although there will be no affiliation between the Registrant and the purchaser of the shares, KJ Ventures, Inc. The consideration in support of the transaction was $1.00, plus the assumption of all of the current contingent and future debts of APO Health, Inc., a New York corporation.

OUR BUSINESS OPERATIONS

Paivis’ present business operations commenced June 2000 and involve providing prepaid long distance services. We generate revenues through the domestic and foreign sale of a variety of telecommunications products and services, such as prepaid calling cards, prepaid wireless service and international wholesale termination. Our products are sold through approximately 3,000 retail outlets in the United States and our distribution is rapidly expanding.

The discussion below of our performance is based upon our consolidated financial statements as of and for the three months and nine months periods ended June 30, 2006 and 2005.

RESULTS OF OPERATIONS

Revenue for the nine months ended June 30, 2006 was $4,557,193, a increase of $4,135,008, or 980%, from $422,185 for the nine months ended June 30, 2005. The increase in revenue was as a result of the acquisition of Macro Communications (“Macro”) in September, 2005.

Cost of revenue for the nine months ended June 30, 2006 was $4,182,713, a increase of $3,199,653, or 325%, from $983,060 for the nine months ended June 30, 2005. The increase in cost of sales was also as a result of the acquisition of Macro. The gross profit percentage for the nine months ended June 30, 2006 was 8.2% compared to (133%) for the nine months ended June 30, 2005. Telecom related sales accounted for the Company’s entire revenue in the current period.

Debt retirement expense for the nine months ended June 30, 2006 was $1,033,603, a increase from $0 from the nine months ended June 30, 2005, as the Company offered inducements to certain debtholders to convert their obligations to shares. Wages and Benefits costs decreased by $2,841,359 due to changes in corporate and compensation structure and staffing. Office, Rent & Sundry expenses increased by $189,038 for the period ended June 30, 2006, and Depreciation expense increased by $123,653, both as a result of the acquisition of Macro. Foreign exchange losses increased by $140,223 in the current period compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash-on hand totaling $84,592 as of June 30, 2006.
We believe that our currently available working capital provided by operating activities may be insufficient to meet our operations at our current level and working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition and development plans. Paivis hopes to secure the financing to satisfy the capital needs through the execution of various funding methods, primarily financing through its direct investment strategy, private placement investments or debt financing. Paivis hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance investment advisors that have the experience and relationships to aid Paivis with its capital raising efforts. The source of the capital may be comprised of a mix of principal shareholders, private investors and venture capital companies.

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisitions or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following: We may have to significantly alter the scope of our business plan and subsequent capital requirements; We may have to suspend or discontinue operations of one or more of our business units or; we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

Until planned acquisitions and operating activities begin to produce significant revenues and subsequent positive cash flow, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During August, 2006, the board of directors approved the issuance of 20,171,220 shares of common stock from the conversion of 1,005,861 Series A Convertible Preferred Shares. The shares are to be issued to 9 shareholders. The common shares will be issued as restricted securities and are exempt from registration under §5 of the Securities Act of 1933, as the issuances are deemed exempt from registration under §3(a)(9), §4(1) and 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Change in Auditor for the Registrant
On August 18, 2006, Paivis, Corp. (the "Company"), the Registrant’s Board of Directors recommended and approved the dismissal of Linder & Linder, as its independent registered public accounting firm. By letter of that same date, the Registrant notified Linder & Linder of their dismissal.

The report of Linder & Linder on the Company's financial statements for the fiscal years ended September 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion. However, the report was modified due to an uncertainty about the Company's ability to continue as a going concern. During the Company's fiscal year ended September 30, 2005 and any subsequent interim period preceding the termination, there were no disagreements with Linder & Linder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Linder & Linder would have caused Linder & Linder to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The Company has requested that Linder & Linder provide a copy of its notice addressed to the United States Securities and Exchange Commission ("Commission") stating whether or not it agrees with the Company's statements in this disclosure. A copy of the letter furnished by Linder & Linder to the Commission dated August 21, 2006, is attached and filed as an Exhibit to this Form 10Q-SB. Linder & Linder has confirmed in its letter that there were no disagreements with the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Linder & Linder, would have caused Linder & Linder to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

(b) On August 18, 2006, Jaspers + Hall, PC was engaged as the Company's new independent certified accountants. During the two most recent fiscal years and the interim period preceding the engagement of Jaspers + Hall, PC, the Company has not consulted with Jaspers + Hall, PC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 6. EXHIBITS.

31.1 Certification by Gregory Bauer, Chief Executive Officer and Principal
Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

32.1 Certification by Gregory Bauer, Chief Executive Officer and Principal
Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paivis Corp.

Date: August 21, 2006	By:	/s/ Gregory Bauer

Chief Executive Officer, Acting Principal Accounting Officer