Form 10QSB/A
period 2006-06-30
PAIVIS, CORP ./NV/
filed 2006-08-22
CIK 1076607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

The unaudited consolidated financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included

The consolidated financial statements of the Company include the accounts of PAIVIS Corp (formerly APO Health Inc.), and its wholly-owned subsidiaries: Jupiter Global Holdings, Corp., Trucall Solutions Inc, Macro Communications Inc. Livestar Entertainment Canada, Livestar Entertainment Establishments, LIVE and Cool One, inc., 1615946 Ontario Ltd., 1614718 Ontario Inc., Rahx, Inc., and RRUN Labs.

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

OUR COMPANY HISTORY
Paivis,Corp, (formerly known as APO Health, Inc., Internetfinancialcorp.com, Caribbean Ventures Inc., and Dom Caribe Ltd.) was originally incorporated in the State of Nevada in April 1997. From mid 2001 until mid 2006, our predecessor, APO Health, Inc. was primarily engaged in the business of wholesale medical products. In May of 2006 the Registrant completed a Merger transaction (details below) where effectively Jupiter Global Holdings, Corp. became a wholly owned subsidiary of the Registrant. With completion of the Merger transaction the Registrant effected a sale of the APO Health subsidiary (“APO Health NY”) responsible for the business of wholesale medical products (details below). Furthermore, due to the Merger transaction and subsequent sale of APO Health NY the Registrants business will be primarily engaged in the core operating business of Jupiter, prepaid technologies and telecom-based services.

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