Form 10KSB
period 2006-09-30
PAIVIS, CORP ./NV/
filed 2007-02-23
CIK 1076607

10KSB

3475 LENOX ROAD
SUITE 400
ATLANTA, GA 30326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PAIVIS, Corp
(Exact name of registration as specified in its charter)

Nevada (State or other jurisdiction or incorporation or organization)	Commission File Number: 000-30074	86-0871787 (IRS Employer Identification Number)

3475 Lenox Road, Suite 400, Atlanta, Georgia 30326
(Address of principal executive officers, zip code)

(404) 601-2885
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act:

Title of each class Common Stock, par value $.0002 per share Preferred Stock, par value $.0001 per share	Name of each exchange on which registered OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2006 were $6,904,783

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, based on the closing average bid and ask price of such common equity, as of the the last business day of the registrant’s most recently completed second fiscal quarter was $23,224,348. The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2007 was 30,558,352 shares.

Transitional Smalll Business Disclosure Format (check one:)
Yes [ ] No [X]

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Paivis,” “we,” “us,” and “our” refer to Paivis Corp., a Nevada corporation, its predecessor, APO Health, Inc., a Nevada corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ended September 30, 2006).

The consolidated financial statements of the Company include the accounts of PAIVIS Corp (formerly APO Health Inc.), and its subsidiaries.

ITEM 1. BUSINESS

Overview

Paivis Corp.’s (“Paivis”, the “Company” or the “Registrant”) business operations commenced June 2000 and consist of telecommunications switching services. Paivis is facility-based wholesale telecommunications carrier that delivers many application/value-added services within the prepaid services space. The Company operates and maintains a robust switching facility, offering over 16,000 ports with connectivity to most of the tier 1 carriers in the US and manages an extensive international (A-Z) network.  In addition to the wholesale business, Paivis maintains a large retail distribution network for direct to consumer services. Our products are sold through approximately 3,000 retail outlets in the United States and our distribution is rapidly expanding. Headquartered in Atlanta, Georgia, the Company is publicly traded and operates through its core business, Macro Communications.

History

Paivis Corp. (formerly APO Health, Inc.), a Nevada corporation (the "Company") was formed in 1997 as Dom Caribe, Ltd. On July 1, 1998, the Company changed its name to Caribbean Ventures, Inc., and then to Internetfinancialcorp.com, Inc. on February 11, 2000. Pursuant to a Tax-Free Reorganization Agreement effective June 13, 2001, the Company acquired 3,046,300 of the 3,209,563 outstanding shares of common stock of APO Health, Inc., a New York corporation ("APO New York"), which represented approximately 91% of the then outstanding share of common stock of APO New York. The Company subsequently became the sole owner and operator of the business and properties of APO New York and in connection therewith the Company changed its name to APO Health, Inc. From mid 2001 until mid 2006, predecessor APO Health, Inc., was primarily engaged in the business of wholesale medical products.

In May of 2006 the Registrant completed a Merger transaction where effectively Jupiter Global Holdings, Corp. became a wholly owned subsidiary of the Registrant. With completion of the Merger transaction the Registrant effected a sale of the APO Health subsidiary (“APO Health NY”) responsible for the business of wholesale medical products (details below). Furthermore, due to the Merger transaction and subsequent sale of APO Health NY the Registrants business became primarily engaged in the core operating business of Jupiter, prepaid technologies and telecom-based services.

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

Sale of APO Health, Inc. A New York Corporation (APO Health NY)

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

Products and Services

Paivis Corp. generates revenues through the sale of a variety of telecommunications products and services, such as prepaid calling cards, prepaid wireless service and international wholesale termination and owns and operates a carrier-class prepaid calling platform including 2 NACT phone card switches integrated with the newest state-of-the-art Clarent based VoIP system dedicated to domestic and international termination and origination of calls.  We utilize this platform to provide pre-paid long distance services through several distinctive brands including XTRA, E-Z Call and Star Card.  The current retail distribution reaches over 5,000 locations and generates approximately $7 million in annual revenue.

Sales and Marketing

Paivis, Corp. sells prepaid calling cards providing telephone access to more than 230 countries and territories. Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international traffic. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community resulting in a significant proportion of our international prepaid calling card minutes being terminated in Latin America.

We market our prepaid calling cards primarily to retail outlets in the United States through various distribution agreements. Our customized retail calling cards and our TruCall-branded retail calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. The Company relies primarily on in-store collateral (posters, stickers, brochures and placebo cards) to advertise its services rather than relying on an extensive budget to support its marketing efforts. In the future, Paivis plans to leverage its relationships with vendors and other strategic partners through co-branding and partner promotions campaigns. These sales are supported by a combination of print and Internet advertising.

Our prepaid calling card business has traditionally been strongest in the southeastern United States. However, with the expansion of our operations in other parts of the United States, our prepaid calling card sales in the southeastern United States now constitute a smaller percentage of our total U.S. prepaid calling card sales than in previous years.

In November 2005, Paivis signed a distribution agreement with a major retail distributor of prepaid products/services in the United States. In February 2006, Paivis began distributing phone cards in retailers throughout the U.S. under the XTRA phone card brand. As of December, 2006, XTRA has been implemented in 4,000 stores and is in the process of rolling out additional stores.

Recent Developments

During fiscal 2006, we initiated certain cost reduction programs to better align our infrastructure with our current operating needs. As a result, in June 2006 we closed our Duluth, Georgia-based NOC, and implemented overhead reductions in our various operating segments.

We market our prepaid calling cards primarily to retail outlets in the United States through various distribution agreements. Our customized retail calling cards and our TruCall-branded retail calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. Paivis does not require a large budget to support its marketing efforts. The company relies primarily on in-store collateral (posters, stickers, brochures and placebo cards) to advertise its services. In the future, Paivis plans to leverage its relationships with vendors and other strategic partners through co-branding and partner promotions campaigns. These sales are supported by a combination of print and Internet advertising.

STRATEGY

During fiscal 2006, we sought to increase the profitability of our core prepaid calling card business, with a greater emphasis placed on gross margin expansion than on revenue growth. We expect to continue along this path in fiscal 2007 while beginning to pursuer revenue growth and significantly expanding our distribution network and exploring new opportunities, both through internal development and through acquisition of other companies. In particular, we are focused on pursuing opportunities which would utilize our existing resources, infrastructure and distribution network, and which can provide us with recurring revenues and growth potential in large markets.

Our strategy is three-pronged:

•
Paivis will to continue developing the retail business, which currently markets prepaid services through more than 4,000 retailers and is projected to grow to 12,000 retail outlets by year end 2007 and 25,000 by year end 2008.

•
We plan to launch the TruCall Mobile prepaid wireless service in Q1 2008, while leveraging our distribution network, technology and support infrastructure. Additionally, Paivis will continue to roll-out complimentary products and services through our growing distribution network. Paivis will expand its service offerings through a combination of strategic acquisitions and internally developed solutions.

•
Lastly, as we begin to level off in the deployment of new retailers (approximately 75-80,000 retail outlets), Paivis will shift its focus to the wholesale market as an enabler, leveraging its robust platform, support infrastructure and call termination rates.

We believe that the following factors have allowed us to build a strong competitive position in the calling card industry:

•	our ability to offer customers attractive pricing, due to our extensive network of interconnection and termination arrangements, purchasing power and least-cost-routing system;

•	our network of switches and transmission facilities, which allows us to keep our costs low;

•
our prepaid platform, which is a proprietary database that keeps track of the remaining balance on each calling card, and which enables us to process a large number of cards and transactions simultaneously.

•	our extensive distribution channel;

•	the quality and dependability of the telephone service we provide; and

•	our understanding of, and commitment to, the ethnic prepaid calling card market.

TELECOMMUNICATIONS NETWORK INFRASTRUCTURE

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Center in Atlanta, GA.

COMPETITION

We believe that the principal competitive factor affecting our telecom business is the price of our services. Additionally, our ability to compete is dependent upon the quality and reliability of our services and our customer care. We also rely heavily upon our ability to innovate, which drives the continuing evolution of our suite of product and services offerings, enabling us to provide our customers with the services they seek. Many of our current and potential competitors have greater name recognition and greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate that price competition will remain intense in the prepaid calling card space.

We believe our success in providing our calling card services is based on our ability to provide low rates and reliable service to our customers, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we will increasingly compete on the basis of our call quality, customer service and distribution capabilities.

We compete with other providers of calling cards, including established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T (now owned by SBC), Verizon and Sprint, currently market prepaid calling cards, which in certain cases compete with our cards. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

ITEM 1A- RISK FACTORS

The Company's business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in the Company's securities. Each of the following risks could materially and adversely affect the Company's business, financial condition, and results of operations. This could cause the trading price of the Company’s common stock to decline, with the loss of part or all of your investment.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition and intellectual property. The trading price of our common stock could decline due to any of these risks.

RISKS RELATED TO OUR TELECOMMUNICATIONS BUSINESSES

Each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs as well as more recent decreases in revenue in our calling cards division. Many of our competitors in all of the retail telecommunications market segments in which we operate are aggressively pricing their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. Although our gross margins have recently increased on our prepaid calling cards because of an increase in our pricing, this increased pricing, along with other competitive factors, has caused revenue generated by our prepaid calling cards to decrease. If this trend continues or intensifies, it could have a material adverse effect on the revenues generated by our telecommunications business lines or our ability to maintain our margins.

Because our calling cards generate the bulk of our revenue, our growth and our results of operations are substantially dependent upon continuing growth in this business, and we face significant competition.

During fiscal 2006, calling cards accounted for the vast majority of PaivisCorp’s revenues. Accordingly, our results of operations and future growth depend on the performance of this business. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T (now owned by SBC), MCI (now owned by Verizon) and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources could significantly impact our ability to compete successfully.

In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete.

The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution by wireless services for prepaid calling cards and increased pricing pressure on our prepaid calling cards.

If we are not able to increase or maintain our sales of prepaid calling cards, our overall growth rates and results of operations could suffer. Further, if our competitors determine to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, this significant portion of our revenues and profitability could be adversely affected.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic expansion, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

 Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a wholesale provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers, and the collection of receivables from these customers. Even as this segment of the industry has stabilized somewhat over the past two years, the wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced.

Our revenues will suffer if our distributors and sales representatives fail to effectively market and distribute our prepaid calling card products and other services.

We rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We are heavily dependent on our distribution outlets which provides us access to over 150,000 retail outlets throughout the United States, to distribute our prepaid calling cards. We are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets that we may enter. If our distribution agreements are not extended or our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

 RISKS RELATED TO OUR FINANCIAL PERFORMANCE AND GROWTH STRATEGY

We have incurred significant losses since our inception, which could cause the trading price of our stock to decline.

We have incurred significant losses since our inception. During fiscal 2006, we had a consolidated net loss of approximately $4 million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could be negatively affected.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complimentary to our existing operations. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	complete the acquisitions in the time frame we expect;

•	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and

•	avoid or overcome any concerns expressed by regulators, including antitrust concerns.

There can be no assurance that we will be successful in pursuing any or all of these steps. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

Our acquisition program and strategy may lead us to contemplate acquisitions of companies in distress or in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while distressed or bankrupt companies may be acquired for comparatively less money, the cost of continuing the operations may significantly exceed expectations.

We have in the past used, and may continue to use, our capital stock as payment for all or a portion of the purchase price for acquisitions. If we issue significant amounts of our capital stock for such acquisitions, this could result in substantial dilution of the equity interests of our stockholders.

INTELLECTUAL PROPERTY AND REGULATORY RISKS

We may be adversely affected if we fail to protect our proprietary technology.

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of trademarks and trade secret protection and contractual rights to establish and protect our proprietary rights. Failure of our trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to claims of infringement of intellectual property rights of others.

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement, by us, of trademarks, copyrights, patents and other intellectual property rights. Such suits can be expensive and time consuming and could distract us and our management from focusing on our businesses. Further, loss of such suits could result in financial burdens and the requirement to modify our modes of operation.

PaivisCorp is subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved against.

PaivisCorp is subject to audit by taxing and regulatory authorities with respect to certain of its income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if PaivisCorp’s positions are not accepted by the auditing entity. Our financial statements contain reserves against certain of such liabilities, but we do not reserve against liabilities that we do not reasonably expect to be imposed.

The Internal Revenue Service, in the ordinary course of business, may audit some or all of our tax filings.

Imposition of additional liabilities as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

In addition, pursuant to rules adopted by the FCC, our prepaid phone card business is required to contribute to the Universal Service Fund. The FCC has proceedings underway to evaluate possible changes to the current rules for assessing contributions for the Universal Service Fund. Any change in the current assessment calculation procedure could result in higher fees payable by our prepaid phone card business and could adversely affect our revenues and margins.

We are subject to various taxes, fees and charges imposed pursuant to the different regulations to which we are subject. We believe that the reserves we have allocated for such taxes, fees and charges are adequate, but there can be no assurance that our assumptions and calculations used in determining the size of the reserves will be agreed with by the applicable regulatory bodies. In addition, such reservations and the amounts we are obligated to pay are based upon our positions under, and the interpretations we have taken of, complex regulatory schemes. Any changes to such regulations—or in our business that affect our positions under such regulations—could result in an increase in the amounts we are obligated to pay (on a prospective basis and, potentially, retroactively), and could have an adverse effect on our financial condition. For example, as a result of the overwhelming percentage of our traffic that is terminated in international destinations we may qualify for specific treatment in respect of certain regulatory fees. A shift in the mix of international and domestic traffic we carry may affect this treatment and the profitability of our calling card business could suffer.

We may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates.

Revenues from, and payments made in connection with, international service reflect payments under agreements between us and foreign telecommunications administrations or private carriers, which are influenced by the guidelines of the international tariff and trade regulations and cover virtually all international calls to and from the United States. Various factors, including declining settlement rates, could affect the amount of net settlement payments from carriers to us in future years. These include changes in the proportion of outgoing as opposed to incoming calls. Any federal regulatory change to international telecommunications policy and/or settlement rates, may adversely affect our revenues costs and profitability.

 REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state and local regulations and legislation that are likely to materially affect us.

REGULATION OF TELECOM IN THE UNITED STATES

Retail and Wholesale Telecommunications Services

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement penalties, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

REGULATION OF TELECOM BY THE FEDERAL COMMUNICATIONS COMMISSION

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services.

The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.

Universal Service
In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

Interconnection and Unbundled Network Elements
The Telecommunications Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC’s 1996 “Local Competition Order,” CLECs have enjoyed the right to lease unbundled network elements at rates determined by state public utility commission employing the FCC’s TELRIC (Total Element Long Run Incremental Cost) forward looking, cost-based pricing model.

The FCC’s rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on-going litigation and rulemaking proceedings. In February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules.

The FCC’s unbundling rules continue to be the subject of further litigation and could change in ways we cannot now predict, which could have a material affect on our business strategy. Also, the FCC is considering possible changes to its TELRIC pricing model, which could have material impacts on our costs.

Pursuant to the FCC’s rules, we negotiate interconnection arrangements with each ILEC, generally on a state-by-state basis. These agreements typically have terms of two or three years; accordingly, a substantial number of our interconnection agreements with ILECs will expire and require renegotiation in any given year. Each of these agreements provides for a holdover that continues the agreement on its current terms pending renegotiation. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure you that the ILECs will provide these components in a manner and at a price that will support competitive operations.

Access Charges
As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic.

Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC since the issuance of the Notice of Proposed Rulemaking. Most recently, in August 2006, the FCC sought comment on an access charge reform plan commonly referred to as the “Missoula Plan,” which was submitted by the National Association of Regulatory Utility Commissioners. While the FCC has not yet acted on any of these proposals, and it is not yet known when it will act, these proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Per Call Payphone Compensation
The Telecommunications Act requires telecommunications companies to pay per call compensation to the owners of payphones for coinless calls (toll-free calls and certain other “dial-around” calls) originating from payphones. The default rate is $0.494 per completed call. In June 2006, the FCC included a statement in an order that we believe improperly expanded the Commission’s previous definition of a “completed call,” thereby potentially exposing TruCall to additional per call payphone compensation liability. Accordingly, TruCall filed a petition with the FCC, asking it to clarify or reconsider its decision. The petition remains pending as of the publication date of our Annual Report.

International Telecommunications Services—International Settlements
The FCC’s International Settlements Policy restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks. Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC’s applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the ISP applies, effectively granting US and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

Regulation of Enhanced Service Providers
Under FCC rules, telecommunications services are those that transmit user information from point to point (or points) without change in form or content, while “enhanced” services either provide additional information or provide some manipulation of the form or content of the user’s transmitted information. “Enhanced service providers” are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the Universal Service Fund. Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services that TruCall provides may be characterized for regulatory purposes as enhanced services.

The FCC held in a Declaratory Ruling and Report and Order, or the “Order,” that calling cards that use Voice Over Internet Protocol to transmit telecommunications were telecommunications, not enhanced services. Consequently, the Order held that, both retrospectively and prospectively, the minutes from “IP-in-the-middle” calling cards were subject to access charges and that service providers must contribute to the Universal Service Fund based on revenue generated from such calling cards. In the Order, the FCC also held that calling cards that jointly provide enhanced and telecommunications services are to be treated as telecommunications services and thus, subject to access charges and Universal Service Fund contributions. However, for the enhanced, or menu-driven, cards, application of access charges and USF contributions would only be prospective. In the Order, the Commission also imposed several intercarrier and governmental reporting obligations. Numerous aspects of the Order are on appeal and we cannot be sure that the FCC’s conclusions and requirements will remain in effect. As a result of the Order, particularly its retroactive application for IP-in-the-middle services, we could be subject to fines, penalties or additional costs for services provided in the past, which could have a material adverse effect on our financial condition.

INTELLECTUAL PROPERTY
We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All employees of TruCall sign confidentiality agreements. These agreements provide that the employee may not use or disclose confidential company information except as expressly permitted in connection with the performance of his or her duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in the company automatically by operation of law, the employee is required to assign his or her rights to us.

 Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

RISKS RELATED TO OUR CAPITAL STRUCTURE

PaivisCorp is controlled by its principal stockholders, which limits the ability of other stockholders to affect the management of PaivisCorp.

Gregory L. Bauer and Guriqbal Randhawa, have voting power over 3,000,750 shares of our Series B convertible preferred stock (which are convertible into shares of our common stock on a 2-for-1 basis, have preferential voting of 100 votes to one share of Series B preferred stock and have anti-dilutive rights in the event of any stock consolidations), representing approximately 92% of the combined voting power of our outstanding capital stock, as of September 30, 2006. Gregory L. Bauer and Guriqbal Randhawa are able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited. In addition, under Nevada law, the shares that Messrs. Bauer and Randhawa control can be voted to approve certain corporate actions by written consent of the shareholders rather than convening a formal shareholders’ meeting This too limits the ability of our other shareholders to influence management of the Company.

ITEM 1B- UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

The Company headquarters are located at 3475 Lenox Road, Atlanta, Georgia.

ITEM 3. LEGAL PROCEEDINGS.

Cingular Wireless, LLC has obtained a consent judgment against Macro Communications, Inc., one of our subsidiaries, in the Superior Court of Gwinnett County, Georgia, File No.: 05C-15642-3. The consent judgment was entered into on June 6, 2006 for the principal amount of $657,313.35, plus accrued interest due since January 1, 2005 of $147,895.50. This consent judgment is accruing interest at rate of 8% per annum. During the 2006 fiscal year, the Company has paid a total of $85,000 against this consent judgment.

During fiscal year 2006, the Company’s subsidiary, Macro Communications, Inc. was the subject of three separate but related collection suits filed by three former disgruntled consultants of the company.Henderson v. Macro Communications, Inc. Superior Court of Gwinnett County, Georgia, File No.: 06-C-02764-1 was commenced March 14, 2006 and a full and final settlement agreement was entered into on December 1, 2006 providing for Macro Communications to pay overdue consulting compensation to Mr. Henderson in the amount of $60,000. The matter was fully resolved as of December 4, 2006.

Jenkins v. Macro Communications, Inc. Superior Court of Gwinnett County, Georgia, File No.: 06-C-03746-S5 was commenced March 14, 2006 and a full and final settlement agreement was entered shortly after the suit was filed. Of the total amount of the settlement amount of $23,788.70, we paid $5,000 on June 6, 2006 and we believe the balance of the settlement amount will be paid within 30 days from the date of this report.

Wilkie v. Macro Communications, Inc. Superior Court of Gwinnett County, Georgia, File No.: 06-C-02761-S3. A full and final settlement agreement was entered into on May, 15, 2006 in this case for the sum of $43,250 representing overdue consulting compensation, and upon full payment, the matter was fully resolved as of November 17, 2006.

iBasis, Inc. v. Macro Communications, Inc., Superior Court of Gwinnett County, Georgia, File No.: 06A-09136-8. iBasis, Inc. was a claim filed in Suffolk Superior Trial Court of the Commonwealth of Massachusetts, File No.: SUCV2004-04047-C, wherein a default judgment was entered against Macro Communications on September, 20, 2006 for the sum of $192,022.47 principal and 1.5% per month interest accruing as of September 30,2003, the sum of $5,351.99 principal and 1.5% per month interest accruing as of August 31, 2003, and costs of $514.05. This judgment remains unpaid, and most recently iBasis, Inc. has sought to domesticate its Massachusetts judgment in the above-reference case filed against Marcro Communications in Gwinnett County Superior Court, State of Georgia.

On February 9, 2007, another former consultant of Macro Communications that was terminated, Matthew McCarthy, filed suit against Macro Communications in McCarthy v. Macro Communications, Inc., et al., State Court of Dekalb County, Georgia, File No.: 07A62410-7. Matt McCarthy has alleged claims in relation to a master sales agreement for the sale of international carrier services and a violation of non-disclosure / non-circumvent agreement entered on July 1, 2004 and July 2, 2004, respectively. Macro Communications has denied any and all claims or liabilities alleged by Mr. McCarthy and is preparing to vigorously defend that action and to seek appropriate counter relief from Mr. McCarthy for damages he has caused to the company.

Lastly, On February, 15, 2007 the Company filed a complaint against John J. Donnelly and Executive Transfer & Registrar Inc. (“Executive Registrar”) in Colorado state court. The Company filed the lawsuit to obtain a restraining order to compel Executive Registrar as required by rules and procedures mandated by the Securities and Exchange Commission, to transfer the Company’s stock books and records to be transferred to the Company’s newly appointed stock transfer agent and compel Executive Registrar to file it’s termination notice with the Depository Trust Company as required by the Securities and Exchange Commission. It is also our intention to seek monetary damages, including attorneys’ fees, costs of suit and punitive damages against both Mr. Donnelly and Executive Transfer for their unwarranted and tortious interference with the Company’s stock transfer and shareholder records.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "PAVC." The high and low prices of the common stock for the quarterly periods of the two years ended September 30, 2006 are as follows:
Common Stock Prices
Quarter Ended	High	Low
December 31, 2004	$18.00	$8.00
March 31, 2005	$14.00	$8.00
June 30, 2005	$8.00	$4.00
September 30, 2005	$12.00	$4.00

December 31, 2005	$6.00	$2.00
March 31, 2006	$4.00	$3.80
June 30, 2006	$1.14	$0.96
September 30, 2006	$4.60	$2.90

December 31, 2006	$1.20	$0.90

As of January 31, 2007, there were approximately 1,000 holders of record of the Company's common stock.

Dividends Declared

On May 10, 2006 the Company declared a restricted common stock dividend of 10 for 1 to all of its shareholders of record on May 10, 2006. The pay date of the restricted common stock dividend was May 12, 2006. The issuance of the dividend shares to our shareholders was exempt from registration under Section 3(a) (9) of the Securities Act of 1933.

Dividend Policy

The Company has not adopted any policy regarding the payment of dividends on its common stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business. There are no restrictions that materially limit the Company's ability to pay cash dividends.

Recent Sales of Unregistered Securities

In June 2006, the Board of Directors approved the issuance of 2,450,000 warrants to purchase 2,450,000 common shares at $1.50/share. This issuance of the warrants and the shares underlying the warrants are exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

In December 2006, the Board of Directors approved the issuance of 238,724 common shares at $0.909/share for the reduction of debt from carrier services provided in the amount of $ 217,000 This issuance were exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

In December 2006, the Board of Directors approved the issuance of 5,000 common shares at $2.00/share for additional consideration for a Lender to provide a loan to the Company. This issuance were exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report on Form 10KSB contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

Comparison of Fiscal 2006 and 2005

Revenue for the year ended September 30, 2006 was $6,904,783 compared to $422,982 for the year ended September 30, 2005. The increase in revenue resulted from the acquisition of Macro Communications in September 2005.

The cost of revenue for the year ended September 30, 2006 was $6,766,971 compared to $622,136 for the year ended September 30, 2005. This increase was also due to the operations from Macro Communications in September 2005. The gross profit margin for the year ended September 30, 2006 was $137,812 compared to ($199,154) for the year ended September 30, 2005. The increase in the gross profit margin is directly related to the operational gross margins related to operations brought to the company from the acquisition of Macro Communications in September 2005.

General and administrative expense for the year ended September 30, 2006 were $4,085,380, a decrease of $2,698,463 from the year ended September 30, 2005. The largest decrease was a reduction in wages and benefits expense of $3,110,376. In 2006, the Company incurred 1,125,089 in debt retirement expense to induce debt holders to convert their debt to restricted common shares. Professional fees increased during the year ended September 30, 2006 by approximately $265,405 due to increase in legal expenses.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.

LIQUIDITY AND FINANCIAL CONDITION AS OF SEPTEMBER 30, 2006

We had cash-on hand of totaling $88,678 as of September 30, 2006. As of September 30, 2006, the Company had working capital deficit of $7,083,958. Although the Company maintains minimal cash reserves and continues to experience uncertainty regarding positive cash flows, management strives to maintain and grow its current operations, grow revenue streams and cash flow. Our sources of liquidity includes sales of our common stock, and loans from management, shareholders and other close affiliates to the Company, and intended cash revenues from operations as generated as per the business strategy described below

BUSINESS STRATEGY FOR PAIVIS

Our business strategy is to focus our immediate efforts on growing our core business ans closing on acquisitions we are currently in discussions with. The growth of business and intergration of these potential acquisitons will require a staff of approximately 10-15 persons consisting of marketing, business operations, accounting, administration, corporate finance and merger and acquisition professionals.

PAIVIS intends to develop a comprehensive program for its business to conduct its research and development. PAIVIS expects that it must devote a minimum of approximately 5% of it revenues towards research and development.

Over the twelve months following September 30, 2006, PAIVIS’s business may conduct significant research and development, or R & D for the development of enhanced and/or future products and services.

PAIVIS plans to coordinate operations out of its Atlanta, GA facility. At the required time the Company plans to open other business development, finance or operational offices in other U.S. cities.

RECENT DEVELOPMENTS

Paivis sells its products and services through a distribution network of retail stores throughout the United States. Recently, Paivis secured and is the process of implementing an additional 3,000 retail locations through its main distribution channel

PAIVIS IMPLEMENTATION PLAN

PAIVIS requires approximately $10,500,000 in operational capital for the 12 month period following September 30, 2006. The PAIVIS implementation is planned over a period of four phases totaling 12 months. Each phase is three months. The implementation plan during each phase describes the activity of PAIVIS across various departments such as Operations, Finance, Mergers and Acquisitions, Development, and Sales/Marketing/Business Development.

Our immediate aim is to finalize grow our current distribution, establish new distribution channels, grow our lines of business, close certain acquisitions and prepare for the launch of new product lines such as prepaid cellular.

PAIVIS's 2007 implementation plan regarding its business units is as follows:

- Phase One (October - December 2006): Planning for growing existing business for 2007. Begin review of current distribution and growth opportunities. Continue discussions with current acquisitions candidates; secure first acquisition; execute debt reduction plan via voluntary creditor write offs and possible stock based settlements; headhunt and secure key consultants and possible staff members to execute development of new business plan; commence additional staff hiring.

- Phase Two (January - March 2007): Continue planning for growth of existing business; Secure agreement for first stage of capital; Close first acquisition secured from Phase One of implementation plan; Continue seeking acquisitions; finalize operations and marketing plans of growth initiative; continue debt reduction plan via voluntary creditor write offs and stock based settlements;

- Phase Three (April - June 2007): Secure agreement for second stage of capital; Secure next acquisition(s); Close on next acquisition; Continue seeking acquisitions; Launch new operational and marketing plans as per growth initiative; Begin development of new product lines; continue debt reduction plan via voluntary creditor write offs and stock based settlements;

- Phase Four (July - September 2007): Close second stage of capital; Close on next acquisitions; Continue seeking acquisitions; Launch new product lines; continue debt reduction plan via voluntary creditor write offs and stock based settlements;

FINANCING STRATEGIES

In order to finance our growth acquisitions, and our phases of implementation we plan to raise investment capital through the execution of the following finance strategy:

In order to finance its internal growth and acquisitions the Company may use its preferred or common stock to finance the internal growth or acquisition or to raise the necessary capital for acquisition or internal growth.

CAPITAL REQUIREMENTS

We believe that the our first acquisition will require approximately a minimum of $400,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition, our the internal growth will require a minimum of another $1,000,000 plus approximately $100,000 in legal, accounting and administrative expenses. This is a minimum total of approximately $1,600,000 that will be required in the first two quarters during. In the following 6 months, we plan to execute one or two additional acquisitions. We believe that the cost of a second and third acquisition or development of new business lines will be approximately a minimum of $5,000,000. The Company feels it will require 1,900,000 to continue growing its internal plans for the balance of the fiscal year. Thus, we anticipate needing a minimum of $10,500,000 of investment capital during the fiscal year.

CAPITAL ACQUIRING PLANS

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition and growth plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company's common stock.

PAIVIS hopes to secure the financing to satisfy the capital needs for each phase of its implementation plan through the execution of various funding methods, primarily financing through private placement equity investments or debt financing. PAIVIS hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance investment advisors that have the experience and relationships to aid PAIVIS with its capital raising efforts. The source of the capital may be comprised of a mix of principal shareholders, private investors, private equity funds, hedge funds and venture capital companies.

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisitions or growth plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or growth plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following: We may have to significantly alter the scope of our business plan and subsequent capital requirements; We may have to suspend or discontinue operations of one or more of our business lines or; we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

Until planned acquisitions (current and future) and new business growth begin to produce significant revenues and subsequent positive cash flow, we may be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid dilution to current shareholders. In addition, we may have to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in dilution to current shareholders due to the depressed market for our securities. We may also reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in dilution to current shareholders due to the depressed market for our securities. We may plan on meeting certain of our expenses through the issuance of our shares of common stock, which may cause additional and dilution to existing shareholders due to the depressed market for our securities.

ITEM 7 - FINANCIAL STATEMENTS

The financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonablylikely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION

On May 10, 2006 the Company declared a restricted common stock dividend of 10 for 1 to all of its shareholders of record on May 10, 2006. The pay date of the restricted common stock dividend was May 12, 2006. The issuance of the dividend shares to our shareholders was exempt from registration under Section 3(a) (9) of the Securities Act of 1933.

Effective December 29, 2006, Corporate Stock Transfer, Inc. of 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209, was appointed as the Company's successor stock transfer agent. Concurrently, Executive Transfer was terminated effective December 29, 2006 as the Company’s stock transfer agent. As of the date of this report, Executive Transfer has failed to comply with its statutory duties as a terminated stock transfer agent, which has given rise to the Company’s recent filing of suit against Mr. Donnelly and Executive Transfer to compel them to perform all required duties for the transfer of our stock books and records to our new transfer agent.

This change in transfer agents, as authorized by the board of directors has been made in the best interests of the Company and its shareholders.

Subsequent to September 30, 2006 the Company entered into a Debt conversion agreement with a supplier of for conversion of outstanding debt in the amount of $217,000 at a price/share of $0.909/share into 238,724 common shares.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 2006.

Name	Age	Offices Held
Gregory L. Bauer (1)	45	President, Chief Executive Officer, Acting Chief Financial Officer, Director
Guriqbal Randhawa (1)	33	Director

(1) Directors were appointed to the Board on May 11, 2006.

TERMS OF OFFICE

All executive officers provide services to the Company on a full-time basis. The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors. There are no family relationships between any executive officer and director.

Gregory Bauer
President, CEO, Acting CFO & Director

Mr. Bauer has extensive experience in restructuring companies and has held a variety of senior positions with various entities in the telecom space, including the positions of COO of WebUsenet, President/CEO of WV Fiber, Executive Director of Sales at InterRoute, Executive VP of Corporate Development at QOS Networks. He also has significant experience internationally and as an entrepreneur. He joined Paivis in 2004.

Bali Randhawa, CFA
Director

Mr. Randhawa has nine years senior financial experience. He is currently President & CEO of Trivandrum Capital, which is engaged in venture development and other investment strategies. Prior to this he was a Senior Associate with Ziff Brothers Investments in New York and held various senior positions with Deloitte & Touche.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late Reports	Transactions not Timely Reported	Known Failures to File a Required Form
Gregory L. Bauer CEO, President, Acting CFO and Director	0	0	0
Guriqbal Randhawa Director	0	0	0

CODE OF ETHICS

The Company has adopted a Code of Ethics, a copy of which is included with this filing as Exhibit 14.1 by being incorporated by reference.

ITEM 10 - EXECUTIVE COMPENSATION
The following table sets forth information concerning the total compensation the Company has paid or that has accrued on behalf of the Company's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending September 30, 2006, 2005 and 2004.
Annual Compensation Table

	Annual Compensation				Long Term
					Compensation
Name and Title	Year	Salary		Bonus	Options / SARs (#)

Gregory L. Bauer(3) President ,CEO,	2004	$55,240	(1)	$-	0
CFO and Director	2005	$179,918.88	(1)	$-	-
	2006	$203,543.83	(1)	$75,000	-

(1) It is noted that the figures listed as "salary" do not include bonus amounts, if any, which are listed separately under the "bonus" column.

Options Grants
The Company made no grants of stock options during fiscal year ended September 30, 2006 to the named executive officer.

Option Exercises in Last Fiscal Year
The named executive officer did not exercise any stock options during the fiscal year ended September 30, 2006.

Executive Employment Agreements
Gregory L. Bauer has an Management Services Memorandum that is in place until replaced by a final Employment Agreement.

Board Compensation
The Company does not have any formal or informal arrangements or agreements to compensate its directors for services they provide as members of the Company's Board of Directors.

Options/SAR Grants in Last Fiscal Year
(Individual Grants)

	Number of	Percent of
	Securities	options/SARs
	Underlying	granted	Exercise or
	Options/SARs	employees in	base price
Name	Granted (#)	fiscal year	($/Sh)	Expiration date

Gregory L. Bauer	0	n/a	n/a	n/a

Guriqbal Randhawa	0	n/a	n/a	n/a

	Shares		Number of	Value of unxercised
	aquired		unexercised options	in-the-money options
	on	Value	/SARs at FY-end (#)	/SARs at FY-end($)
	exercise	realized	exercisable/	exercisable/
Name	(#)	($)	unexercisable	unexercisable

Gregory L. Bauer	0	0	0 / 0	$0/$0

Guriqbal Randhawa	0	0	0 / 0	$0/$0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 2007, certain information regarding the beneficial ownership of the Company's common stock.

Directors, Officers and 5% Stockholders	Shares Beneficially Owned
	Number	Percent
Gregory L. Bauer #400 - 3475 Lenox Road, Atlanta,GA, 30326	1,000,000(1)	3.27%
Guriqbal Randhawa #400 - 3475 Lenox Road, Atlanta,GA, 30326	5,001,500 (1)	16.37%

All Paivis directors and officers as a group (2) persons)	6,001,500 (1)	19.64%

(1) Includes shares issuable upon the conversion of Series B Preferred Shares, with the Conversion Rights of 2 Common Shares to 1 Preferred Share.

As of September 30, 2006, there were no compensation plans of the Company pursuant to which any of the Company's securities are issuable upon exercise of outstanding options, warrants or other rights and the Company did not have any compensation plan with securities remaining available for future issuance upon exercise of options, warrants or other rights.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2006, Paivis owed a total of $60,600 to Paivis’s director directly or to companies controlled by Paivis’s Director Guriqbal Randhawa. Paivis is obligated to repay such loans as per terms of a Promissory Note dated September 29, 2006. This debt carries a one time fixed fee of 10% and has a repayment term of one year from the date of September 29, 2006. This Promissory has no conversion terms.

As of September 30, 2006, Paivis owed a total of $26,657.10 to Paivis’s office and director directly or to companies controlled by Paivis’s Director Gregory L. Bauer. There are no specific repayment terms, no interest or fees due to Mr, Bauer and no convertible terms.

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

PART IV

ITEM 13- EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial statements and financial statement schedules that have been omitted are not required.
(a) The following documents are filed as part of this report.

(b) Exhibits
Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 17, 2006)

2.2
Selling Securityholder Stock Purchase Agreement for Sale of APO Health subsidiary
(incorporated by reference to the Company's Form 8-K filed with the
Securities and Exchange Commission on May 17, 2006)

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

3.5
Certificate of Amendment to Articles of Incorporation, changing name to Paivis, Corp.
(Incorporated by reference to the Company's Defintitve Information Statement filed with the Securities and Exchange Commission on April 17, 2006)

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
Exchange Commission on October 26, 2005)

10.3
APO Health, Inc. 2006 Professional/Consultant Compensation Plan dated
April 6, 2006 (Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-133057) filed with the Securities and
Exchange Commission on April 6, 2006)

10.4
Management Services Memorandum with Gregory L. Bauer dated May 15, 2006
April 6, 2006 (Incorporated by reference to the Company's Form 8K filed with the Securities and Exchange Commission on June 29, 2006)

14.1
Code of Ethics and Business Conduct (Incorporated by reference to the
Company's annual report on Form 10-K for the fiscal year ended September
30, 2004, filed with the Securities and Exchange Commission on December 28, 2004)

21.1	List of Subsidiaries
23.1	Consent of Jaspers + Hall, P.C., Certified Public Accountants
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1
Certification by Chief Executive Officer and Acting Chief Financial
Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act
and Section 1350 of Chapter 63 of Title 18 of the United States Code

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees
The aggregate fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $35,000 and $35,000 for the years ended September 30, 2006 and 2005, respectively.

All Other Fees
The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended September 30, 2006 and 2005.

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

PAIVIS, CORP.

Date: February 21, 2007	By:	/s/ Gregory L. Bauer
Gregory L. Bauer
Director, Chief Executive Officer, Acting Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2007	By:	/s/ Gregory L. Bauer
Gregory L. Bauer
Chairman, Chief Executive Officer, Acting Chief Financial Officer and Principal Accounting Officer

PAIVIS, CORP.
(Formerly APO Health, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER, 2006 AND 2005
(Stated in U.S. Dollars)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pavis, Corp.

We have audited the accompanying consolidated balance sheets of Pavis, Corp. (formerly APO Health, Inc.) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pavis, Corp. (formerly APO Health, Inc.) as of September 30, 2006 and 2005, and the results of its operations and changes in stockholders' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

Jaspers + Hall, PC

Denver, Colorado

February 22, 2007

F-1-

PAIVIS, CORP.
(Formerly APO Health, Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
	SEPTEMBER 30,
	2006	2005
ASSETS
Current
Cash	$88,678	$5,660
Goods and Services Tax recoverable	7,453	884
Accounts Receivable	407,034	37,332
Prepaid expense, advances and other	28,009	81,958
	531,174	125,834
Investments	-	50,000
Capital Assets (Note 4, Note 6)	100,961	303,219
Goodwill	6,249,955	2,095,075
Minority Interest in Consolidated subsidiaries	(7,147)	501,277

	$6,874,943	$3,075,405

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,960,011	$3,756,426
Loans and advances payable (Note 5)	2,655,121	1,762,590
	7,615,132	5,519,016

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 8 and 9)
Authorized:
125,000,000 common shares par value $0.0002 per share
15,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
30,558,352 common shares at September 30, 2006 and 1,009,801 at September 30, 2005	6,112	980
792,592 Series A preferred shares at September 30, 2006, Nil at September 30, 2005	79	-
3,000,750 Series B preferred shares at September 30, 2006; Nil at September 30, 2005	300
Jupiter Global Holdings Preferred Shares (eliminated upon Merger May 11, 2006)
Nil Series A preferred shares at September 30, 2006, 2 at September 30, 2005	-	-
Nil Series B preferred shares at September 30, 2006; 80,060,000 at September 30, 2005	-	8,006
Additional paid-in capital	16,448,832	10,607,535

Accumulated Deficit	(17,195,512)	(13,060,132)
	(740,190)	(2,443,611)
	$6,874,942	$3,075,405

The accompanying notes are an integral part of these consolidated financial statements.

F-2-

PAIVIS, CORP.
(Formerly APO Health, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
	YEARS ENDED
	SEPTEMBER 30
	2006	2005
Revenue
Telecom	$6,904,783	$-
Others	$-	$422,982
	6,904,783	422,982

Operating Cost	$20,136	$612,334
Cost of Sales	$6,746,835	$9,802

Cost of Sales and Operating Costs	6,766,971	622,136
	137,812	(199,154)
Expenses
Administrative services	67,078	35,340
Amortization& Depreciation	212,639	5,455
Business development	13,044	41,194
Consulting	644,576	815,786
Debt Retirement Inducement Expense	1,125,089	829,590
Equipment Leases	329	-
Foreign Exchange	(200,044)	(100,031)
Interest Expense	245,773	158,243
Investor relations	8,894	18,885
Marketing	1,911	5,285
Media design	9,700	-
Office, rent and sundry	652,472	563,112
Professional fees	453,081	187,676
Travel	139,808	64,936
Wages and benefits	848,842	3,959,218
	4,223,192	6,584,689

Net Loss For The Period	$4,085,380	$6,783,844

Net Loss Per Share, Basic and diluted	$0.39	$0.03

Weighted Average Number Of Common Shares Outstanding	10,553,405	240,153,318

The accompanying notes are an integral part of these consolidated financial statements.

F-3-

PAIVIS, CORP.
(Formerly APO Health, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
	YEARS ENDED
	SEPTEMBER 30
	2006	2005
Cash Flows From Operating Activities
Loss for the period from continuing operations	$(4,085,380)	$(6,783,844)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization & Depreciation	212,639	5,455
Debt Retirement Inducement Expense	1,017,421	829,590
Shares Issued for Services	337,680	185,402
Stock based Compensation	-	4,199,599
Foreign Exchange Adjustments	(200,044)	(100,031)

Net Changes in Working Capital Items:
Goods and Services Tax recoverable	(6,569)	(13,090)
Accounts Receivable	(369,702)	(1,069)
Prepaid expense	53,949	(139,139)
Inventory	-	(9,365)
Accounts payable and accrued liabilities	2,275,262	279,651
Other Adjustments	(393,623)	131,339
	(1,158,367)	(1,415,502)

Cash Flows From Investing Activities
Investments in Venture Companies	-	(40,000)
Advance to Target Acquisition Company	-	(90,000)
-		(130,000)
Cash Flows From Financing Activities
Shares issued for cash	467,921	1,303,692
Loans and advances payable	773,464	352,229
Other, Net	-	12,262
	1,241,385	1,668,183

(Decrease) Increase In Cash	83,018	122,681

Cash, Beginning Of Period	5,660	(117,021)

Cash, (Bank Indebtedness) End Of Period	$88,678	$5,660
Supplemental Disclosure of Non Cash Financing and Investing Activities
Shares issued for debt and services	1,331,304	235,788
Shares issued for acquisition	500,000	-
Convertible preferred shares issued for debt	111,000	20,000
Supplemental Disclosure Of Cash Paid For Financing and Investing Activities
Interest paid	67,031	22,250
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.
F-4-

PAIVIS, CORP.
(Formerly APO Health, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

YEARS ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

	JUPITER GLOBAL HOLDINGS CORP.
	PREFERRED STOCK Series A		PREFERRED STOCK Series B		PREFERRED STOCK Series A		PREFERRED STOCK Series B		COMMON STOCK		ADDITIONAL PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, Sep 30, 2004	2	$-	60,000	$6	-	$-	-	$-	215	$-	$6,289,387	$(6,276,288)	$13,105
Preferred Stock Issued for Debt	-	-	80,000,000	8,000	-	-	-	-	-	-	12,000	-	20,000
Shares issued for debt	-	-	-	-	-	-	-	-	89,025	18	50,368	-	50,386
Shares issued for services	-	-	-	-	-	-	-	-	400,000	80	185,322	-	185,402
Shares issued for cash	-	-	-	-	-	-	-	-	4,410,402	882	1,302,810	-	1,303,693
Stock Compensation & Debt Retirement Inducement	-	-	-	-	-	-	-	-	-	-	2,767,647	-	2,767,647
Additional Shares issued for Stock Consolidation	-	-	-	-	-	-	-	-	1	-	-	-	-

Loss for the Period												(6,783,844)	(6,783,844)
Balance, Sep 30, 2005	2	$-	80,060,000	$8,006	-	$-	-	$-	4,899,642	$980	$10,607,535	$(13,060,132)	$(2,443,611)

Preferred Stock Issued for Debt	-	-	120,000,000	12,000	-	-	-	-	-	-	99,000	-	111,000
Preferred Stock Issued for Acquisition	-	-	50,000,000	5,000	-	-	-	-	-	-	495,000	-	500,000
Shares issued for debt	-	-	-	-	-	-	-	-	14,907,367	2,981	990,643	-	993,624
Shares issued for services	-	-	-	-	-	-	-	-	1,302,111	260	337,420	-	337,680
Shares issued for cash	-	-	-	-	-	-	-	-	2,019,422	404	467,270	-	467,674
Stock Compensation & Debt Retirement Inducement	-	-	-	-	-		-	-		-	1,022,080	-	1,022,080

Stock Conversion From Common to Preferred Series A	-	-	-	-	1,008,561	101	-	-	(50,428)	(10)	(91)	-	-
Stock Conversion From Preferred Series A to Common Shares	-	-	-	-	(215,969)	(22)	-	-	4,319,380	864	(842)	-	-

Adjustments resulting from Merger of PAIVIS Corp and Jupiter Global Holdings Corp. at May 11, 2006 ( Note 3)	(2)	-	(250,060,000)	(25,006)	-	-	3,000,750	300	3,160,858	632	2,430,817	-	2,406,743

Dividend Declared - Stock in Voxbox World Telcom. Inc.	-	-	-	-	-	-	-	-	-	-	-	(50,000)	(50,000)
Loss for the Period	-	-	-	-	-	-	-	-	-	-	-	(4,085,380)	(4,085,380)

Balance, Sep 30, 2006	-	$-	-	$-	792,592	$79	3,000,750	$300	30,558,352	$6,112	$16,448,832	$(17,195,512)	$(740,189)

The accompanying notes are an integral part of these consolidated financial statements.
F-5-

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 28, 1997. During the year ended September 30, 2006, the Company consolidated its issued and outstanding common shares on a 1 new share for 200 old share basis. The consolidation, otherwise known as a reverse stock split, happened as disclosed in Note 8.

All common stock share amounts referred to in these consolidated financial statements have been adjusted to reflect the stock consolidation.

Business Activities

The Company’s business operations consist of telecommunications switching services. The Company is a facility-based wholesale telecommunications carrier that delivers many application/value-added services within the prepaid services space. The Company operates and maintains a robust switching facility, offering over 16,000 ports with connectivity to most of the tier 1 carriers in the US and manages an extensive international (A-Z) network.  In addition to the wholesale business, the Company maintains a large retail distribution network for direct to consumer services. The Company’s products are sold through approximately 3,000 retail outlets in the United States and our distribution is rapidly expanding. The Company’s interests in the telecom industry generated significant revenues during the year ended September 30, 2006.

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at September 30, 2006, has accumulated a deficit of $17,195,512 and a working capital deficiency of $7,083,958. The Company expects to continue to incur substantial losses to continue the growth of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the business growth of and, if successful, to grow the sale of its products and services under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to realize its assets and settle its obligations in the normal course of business.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS (continued)

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, Jupiter Global Holdings Corp., MACRO Coumminications Inc., Trucall Solutions Inc., RRUN Labs Incorporated, LIVESTAR Entertainment Canada Inc., 1615496 Ontario Ltd., 1614718 Ontario Inc., LIVESTAR Entertainment Establishment Ltd., LIVESTAR Entertainment Events International Inc., its 67% owned subsidiary, RAHX, Inc., and its 51% owned subsidiary LIVE & Cool One, Inc..

2.  SIGNIFICANT ACCOUNTING POLICIES

a)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

b)	Amortization

Capital assets are being amortized over their estimated useful lives on the straight-line basis at the following rates:

Computer equipment	3 years
Telecom Equipment	5 years

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of the Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation” (SFAS No. 123). Under SFAS No.123, compensation expense is recognized based on the Fair Market Value of the options granted.

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, Goods and Services Tax recoverable, accounts payable and accrued liabilities, and loans and advances payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)	Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common stock equivalents including warrants, options and convertible instruments. Diluted loss per share equals loss per share as the exercise of any common stock equivalents would be anti-dilutive.

f)	Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Revenue Recognition

The Company recognizes revenue upon the sale and activation of a telephone calling card.

3. MERGER ACTIVITY

On April 21, 2006, PAIVIS, Corp. (f/k/a APO Health, Inc)., a Nevada corporation (“APO”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with APO Health Acquisition Corp, Inc., a Nevada corporation and wholly-owned subsidiary of APO (“APO Acquisition”), and Jupiter Global Holdings, Corp., a Nevada corporation (“Jupiter”). As per the Merger Agreement provided that upon the terms and subject to the conditions set forth in the Merger Agreement, APO Acquisition merged with and into Jupiter, with Jupiter being the surviving corporation and a wholly-owned subsidiary of APO. Historical financial statements presented are those of Jupiter Global Holdings Corp.

On May 11, 2006, the above-referenced parties to the Agreement and Plan of Merger consummated the Merger Agreement and the Merger Agreement became effective as of May 11, 2006, the date that the Articles of Merger were accepted for filing by the Nevada Secretary of State. As of May 11, 2006, APO changed its name to PAIVIS, Corp. (“PAIVIS”).

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

3. MERGER ACTIVITY (continued)

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

On May 12, 2006, the Company entered into a Stock Purchase Agreement with KJ Ventures, Ltd., which provides for the sale of 3,046,300 shares of the common stock of APO Health, Inc.,(a New York corporation) that was a subsidiary of APO Health, Inc. prior to the Effective Date of the above-described Merger Agreement. KJ Ventures, Ltd., which is an entity controlled and managed by Dr. Jan Stahl, former chief executive officer of the Company prior to the consummation of the Merger Agreement, will continue the business operations of APO Health, Inc., a New York corporation, as it existed prior to the Effective Date of the Merger Agreement, although there will be no affiliation between the Registrant and the Purchaser of the shares, KJ Ventures, Inc. The consideration in support of the transaction was $1.00, plus the assumption of all of the current contingent and future debts of APO Health, Inc., a New York corporation.

The following table shows the combined and separate condensed balance sheet of the companies as at May 12, 2006, immediately prior to the sale of APO Health New York, and the merger with Jupiter.

	Combined	APO New York	PAIVIS Corp.
Assets	449,863	449,863	Nil

Liabilities	991, 897	839,884	152,013
Equity	(542,034)	(390,021)	(152,013)
Total Liabilities and Equity	449,863	449,863	nil

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

4.	CAPITAL ASSETS

	2006
		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$18,016	$16,299	$1,717
Telecom equipment	1,063,065	963,821	99,244

	$1,081,081	$980,120	$100,961

	2005
		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$18,016	$15,742	$2,274
Telecom equipment	1,063,065	762,120	300,945

	$1,081081	777,862	303,219

At September 30, 2006 (September 30, 2005) the net book value of equipment serving as collateral for equipment and bank borrowings is $99,244 ($311,553).
5. LOANS AND ADVANCES

All loans and advances payable are past due or are repayable within one year, unsecured, not convertible into the Company stock. At the year ended 2006, loans and advances consisted of:

	2006	2005
Loans & Advances
- past due	$1,446,929	$1,762,590
- due within one year	1,208,192	-

Total Loans & Advances Payable	$2,655,121	$1,762,590

The past due loans and advances were issued in the years ended September 30, 2004, and the holders have not demanded payment.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

5. LOANS AND ADVANCES (continued)

Of the Loans and Advances, additional details have been listed below:

	2006	2005
Bears no interest	$418,565	$171,860
Bears no interest, paid Loan fee of $134,832 in 2006 (2005 - $24,307)	1,536,862	350,034
Bears an interest rate of 8%	112,953	104,953
Bears an interest rate of 5%	115,049	110,005
Bears an interest rate 8.796%	471,692	1,025,738

Total Loan & Advances Payable	$2,655,121	$1,762,590

6. OBLIGATIONS UNDER CAPITAL LEASES

Included within Loans & Advances Payable is equipment under capital leases at September 30, 2006 and 2005 as follows:

	2006	2005
Cost	$212,179	$923,572
Less Accumulated Depreciation	(137,920)	(652,742)

Net Book Value	$74,259	270,830

7.  CONTINGENCIES

Litigation

The Company is in settlement negotiations with a telecom carrier who has filed proceedings for delinquent payments. Amounts payable to this vendor have been recorded in accounts payable as of September 30, 2006 and 2005. Management believes the ultimate disposition of these matters will not have a material adverse impact on the operations or financial condition of the Company.

The Company is a defendant in a lawsuit filed by a former service provider. Management believes the claim is without merit and that any potential judgement against the Company will not have a material adverse impact on the operations or financial condition of the Company. Accordingly no additional liability has been accrued.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8. CAPITAL STOCK

On May 9, 2006, the Company amended its articles of incorporation to increase its authorized common stock from 125,000,000 to 25,000,000,000 shares, and to add 15,000,000 authorized preferred shares. On August 4, 2006 the Company completed a common stock consolidation that included a consolidation of its authorized common stock, thereby reducing the authorized common stock to 125,000,000 shares.

During the year ended September 30, 2006, the Company completed a common stock consolidation of 200 shares for 1 share on August 4, 2006. All references to common shares and per share amounts in these Financial Statements have been adjusted to reflect the effect of these consolidated stock consolidations.

9. CONVERTIBLE PREFERRED STOCK

On May 9, 2006, the Company amended its articles of incorporation to authorize 25,000,000,000 shares of common stock and 15,000,000 shares of preferred stock. On August 4, 2006 the Company completed a common stock consolidation that included a consolidation of its authorized common stock, thereby reducing the authorized common stock to 125,000,000 shares.

a)	On July 10, 2006, the Company issued 1,008,561 Series A convertible preferred stock in exchange for 10,085,614 shares of common stock.

Series A preferred stock have a Conversion & Voting Rights of 20 Common Shares for 1 preferred share and anti-dilution rights regarding any stock consolidation.

b)
On July 10, 2006, the Company issued 3,000,750 Series B convertible preferred stock to two of its directors for the exchange of 200,060,000 shares of Series B Stock and 50,000,000 shares of Series C stock of its subsidiary Jupiter Global Holdings, Corp. Series C preferred stock has a Conversion Right of 2 common share for 1 preferred share. Series B convertible preferred stock has Voting Right of 100 common shares for 1 preferred share and anti-dilution rights regarding any stock consolidation.

Dividends shall be paid with respect to shares of the Series A and Series B convertible preferred stock only as dividends are paid with respect to the shares of common stock of the corporation. Shares of Series A and Series B convertible preferred stock shall only receive dividends to which they would be entitled if they were converted into shares of common stock immediately prior to the payment of the dividend.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

9. CONVERTIBLE PREFERRED STOCK (continued)

As a result of the issuance of the 3,000,750 Series B preferred shares to two directors of the Company, the directors hold voting rights of the equivalent of 300,075,000 common shares which as at September 30, 2006 represents 93% of total shareholder votes available.

10. WARRANTS OUTSTANDING

As at September 30, 2006, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

2,250,000	$ 1.50	June 1, 2009
200,000	$ 1.50	June 1, 2009
2,450,000

A summary of the changes in shares which may be purchased on exercise of warrants for the year ended September 30, 2006 is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, September 30, 2005	nil

Granted	2,450,000	$1.50

Balance, September 30, 2006	2,450,000	$1.50

At September 30, 2006 a total of 2 warrants remain issued and outstanding, and underlie the shares listed in the table above.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

11. STOCK BASED COMPENSATION

On April 6, 2006, the Board of Directors approved the 2006 Professional/Consultant Stock Compensation Plan, for the issue to professionals and consultants up to 37,500 shares of common stock for fees for services performed or to be performed. Pursuant to the plan, 37,500 shares have been issued for services and no more shares remain available for issuance under the plan at September 30, 2006.

12. RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at September 30, 2006 is $667,666 (2005 - $558,096) owing to directors or companies controlled by directors.

b)	Included in loans and advances payable at September 30, 2006 is $93,283 (2005 - $291,168) owing to directors or companies controlled by directors.

c)	During the year ended September 30, 2006, the Company incurred $320,001 (2005- $215,000) in consulting fees with directors or companies controlled by directors.

d)	During the year ended September 30, 2006, the Company incurred $53,951 (2005 - $51,969) in administration, and office expenses with companies controlled by directors.

13.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2006	2005
Statutory rate	34%	34%

Provision for income taxes based on statutory rate	$(1,389,000)	$(2,307,000)
Non-deductibles	-	-
Income tax recovery	(1,389,000)	$(2,307,000)
Unrecognized benefit of operating loss carry forwards	1,389,000	2,307,000
Income tax recovery	$-	$--

Significant components of the Company’s future tax assets based on statutory tax rates are as follows:

	2006	2005
Future tax assets
Loss carryforwards	$5,060,000	$3,671,000
Valuation allowance	(5,060,000)	(3,671,000)

	$0	$0

The Company has approximately $14,882,000 (2005 - $10,797,000) of operating loss carryforwards which expire beginning in 2022.

The Company has provided a valuation allowance against its deferred tax assets given that it is more likely than not that these benefits will not be realized.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

14. BUSINESS SEGMENTS

The Company currently operates in a single business segment, “Telephone Communications”, in a single geographic area, North America.

15. SUBSEQUENT EVENTS

a) Subsequent to September 30, 2006, the Company approved the issuance of 5,000 common shares at $2.00 per share as additional consideration for a Lender to provide a loan to the Company.

b) Subsequent to September 30, 2006, the Company approved the issuance of 238,724 common shares at $0.909 per share for the reduction of debt from carrier services provider in the amount of $ 217,000.

