Form 10QSB
period 2006-12-31
PAIVIS, CORP ./NV/
filed 2007-03-12
CIK 1076607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2007, 30,558,352 shares of Common Stock of the issuer were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(unaudited)
(Stated in U.S. Dollars)

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31 2006	September 30 2006

ASSETS
Current
Cash	$77,719	$88,678
Goods and Services Tax recoverable	5,680	7,453
Accounts Receivable	317,887	407,034
Prepaid expense, advances and other	34,477	28,009
	435,763	531,174

Capital Assets (Note 3)	73,410	100,961
Goodwill	6,249,955	6,249,955
Minority Interest in Subsidiaries	(7,147)	(7,147)

	$6,751,981	6,874,943

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,736,910	4,960,011
Loans and advances payable (Note 5)	2,820,912	2,655,121
	7,557,822	7,615,132

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 6 and 7)
Authorized:
125,000,000 common shares par value $0.0002 per share
15,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
30,797,076 common shares at December 31, 2006 and 30,558,352 at September 30, 2006	6,159	6,111
792,592 Series A preferred shares at December 31, 2006, and at September 30, 2006	79	79
3,000,750 Series B preferred shares at December 31, 2006, and at September 30, 2006	300	300
Additional paid-in capital	16,689,895	16,448,832

Accumulated Deficit	(17,502,274)	(17,195,512)
	(805,841)	(740,190)
	$6,751,981	6,874,942

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFECIT
(Stated in U.S. Dollars)

	THREE MONTHS ENDED December 31
	2006	2005

Revenue	$1,785,638	$1,266,337

Cost of Sales	1,373,048	1,185,142
	412,590	81,195
Expenses
Administrative services	15,669	23,760
Amortization	27,552	44,475
Business development	-	20,389
Consulting	138,000	771,712
Debt Retirement Expense	24,111	501,469
Foreign Exchange	(13,393)	27,452
Interest Expense	23,005	3,129
Investor relations	1,923	1,524
Marketing	15,195	2,626
Media design	500	2,000
Office, rent and sundry	174,418	75,567
Professional fees	85,347	46,413
Travel	30,472	28,864
Wages and benefits	196,553	234,141
	719,352	1,783,521

Loss Before The Following	306,762	1,702,326

Minority Interest In Loss Of Subsidiary	-	54,379

Net Loss For The Period	$306,762	$1,647,947

Net Loss Per Share, Basic and diluted	$0.01	$0.01

Weighted Average Number Of Common Shares Outstanding	30,768,219	9,536,233

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
	THREE MONTHS ENDED December 31
	2006	2005

Cash Flows From Operating Activities
Loss for the period from continuing operations	$(306,762)	$(1,647,947)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities

Amortization	27,552	44,474
Issue of common stock for services	217,000	668,149
Debt Retirement Inducement Expense	24,111	-
Change in working capital items:
Goods and Services Tax recoverable	1,773	(5,385)
Accounts Receivable	89,147	(44,825)
Prepaid expense	(6,468)	22,755
Accounts payable and accrued liabilities	(223,102)	648,017
Other Adjustments, net		(54,098)

	(176,749)	(368,860)

Cash Flows From Investing Activities
	-	-
		-
	-	-
Cash Flows From Financing Activities
Shares issued for cash	-	419,980
Loans and advances payable	165,791	31,289
	165,791	451,269

(Decrease) Increase In Cash	(10,959)	82,409

Cash, Beginning Of Period	88,678	5,660

Cash, (Bank Indebtedness) End Of Period	$77,719	$88,069
Supplemental Disclosure of Non Cash Financing and Investing Activities
Debt issued for acquisition of investments	-	-
Shares issued for services	217,000	668,149
Shares issued for debt	241,111	481,469
Shares issued for acquisition of investments	-	-
Shares issued for deposit towards acquisition of investment	-	-
Supplemental Disclosure Of Cash Flow Financing and Investing Activities (Note 11)
Interest paid	$231	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
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

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2006, has accumulated a deficit of $17,502,274 and a working capital deficiency of $7,122,059. The Company expects to continue to incur substantial losses to continue the growth of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the business growth of and, if successful, to grow the sale of its products and services under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to realize its assets and settle its obligations in the normal course of business.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
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

Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, Jupiter Global Holdings, Corp., MACRO Communications, Inc., Trucall Solutions Inc., RRUN Labs Incorporated, LIVESTAR Entertainment Canada Inc., 1615496 Ontario Ltd., 1614718 Ontario Inc., LIVESTAR Entertainment Establishment Ltd., LIVESTAR Entertainment Events International Inc., its 67% owned subsidiary, RAHX, Inc., and its 51% owned subsidiary LIVE & Cool One, Inc..

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

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
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

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Revenue Recognition

The Company recognizes revenue upon the sale and activation of a telephone calling card.

3.	CAPITAL ASSETS

	December 31, 2006
		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$18,016	$17,508	$508
Telecom equipment	1,063,065	990,163	72,902

	$1,081,081	$1,007,671	$73,410
	December 31, 2005
		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$18,016	$16,161	$1,855
Telecom equipment	1,063,065	806,456	256,609

	$1,081081	822,617	258,464

At December 31, 2006 (December 31, 2005) the net book value of equipment serving as collateral for equipment and bank borrowings is $72,902 ($256,609).

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4. OBLIGATIONS UNDER CAPITAL LEASES

Included within Loans & Advances Payables is equipment under capital leases at December 31, 2006 and 2005 as follows:

	December 31 2006	December 31 2005
Cost	$-	$923,572
Less Accumulated Depreciation	-	(698,920)

Net Book Value	-	224,652

As at December 31, 2006, there are no more capital leases outstanding with the Company.

5.  CONTINGENCIES

Litigation

The Company is in settlement negotiations with a telecom carrier who has filed proceedings for delinquent payments. Amounts payable to this vendor have been recorded in accounts payable as at December 31, 2006. Management believes the ultimate disposition of these matters will not have a material adverse impact on the operations or financial condition of the Company.

The Company is a defendant in a lawsuit filed by a former service provider. Management believes the claim is without merit and that any potential judgement against the Company would not have a material adverse impact on the operations or financial condition of the Company. Accordingly no contingent liability has been accrued.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6. LOANS AND ADVANCES

All loans and advances payable are past due or are repayable within one year, unsecured, not convertible into the Company stock. At the period ending December 31, 2006, loans and advances consisted of:

	December 31 2006	September 30 2006

Loans & Advances
- past due	$1,208,192	$1,208,192
- due within one year	1,612,720	1,446,929

Total Loans & Advances Payable	$2,820,912	$2,655,121

The past due loans and advances were issued in the period ended December 31, 2006, and the holders have not demanded payment.

Of the Loans and Advances, additional details have been listed below:

	December 31 2006	September 30 2006

Bears no interest	$418,565	$418,565
Bears no interest, paid Loan fee of $153,857and $ 134,832	1,699,365	1,536,862
Bears an interest rate of 8%	114,970	112,953
Bears an interest rate of 5%	116,320	115,049
Bears an interest rate 8.8%	471,692	471,692

Total Loan & Advances Payable	$2,820,912	$2,655,121

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7. WARRANTS OUTSTANDING

As at December 31, 2006, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

2,250,000	$1.50	June 1, 2009
200,000	$1.50	June 1, 2009
2,450,000

A summary of the changes in shares which may be purchased on exercise of warrants for the year ended December 31, 2006 is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, September 30, 2005	0

Granted	2,450,000	1.50

Balance, September 30, 2006	2,450,000	$1.50

No Warrant Activity	0

Balance, December 31, 2006	2,450,000	$1.50

At December 31, 2006 a total of 2 warrants remain issued and outstanding, and underlie the shares listed in the table above.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

8. BUSINESS SEGMENTS

The Company currently operates in a single business segment, “Telephone Communications”, in a single geographic area, North America.

9. RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at December 31, 2006 is $777,042.90 (2005 - $178,645.46) owing to directors or companies controlled by directors.

b)	Included in loans and advances payable at December 31, 2006 is $104,013.82 (2005 - $142,830.83) owing to directors or a companies controlled by directors.

c)	During the year ended December 31, 2006, the Company incurred $90,000.00 (2005- $76,700.00) in consulting

d)	During the year ended December 31, 2006, the Company incurred $10,624.67 (2005 - $13,671.54) in administration, office, and equipment rental expenses with companies controlled by directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, statements of assumptions underlying any of the foregoing and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Company’s other filings with the Securities and Exchange Commission

OVERVIEW

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

The following analysis discusses changes in the financial condition and results of operations at and for the three months periods ended on December 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings, if any, for the periods covered.

OUR COMPANY HISTORY

Paivis,Corp, (formerly known as APO Health, Inc., Internetfinancialcorp.com, Caribbean Ventures Inc., and Dom Caribe Ltd. was originally incorporated in the State of Nevada in April 1997. From mid 2001 until mid 2006, our predecessor, APO Health, Inc. was primarily engaged in the business of wholesale medical products. In May of 2006 the Registrant completed a Merger transaction (details below) where effectively Jupiter Global Holdings, Corp. became a wholly owned subsidiary of the Registrant. With completion of the Merger transaction the Registrant effected a sale of the APO Health subsidiary (“APO Health NY”) responsible for the business of wholesale medical products (details below). Furthermore, due to the Merger transaction and subsequent sale of APO Health NY the Registrants business will be primarily engaged in the core operating business of Jupiter, prepaid technologies and telecom-based services.

Headquartered in Atlanta, Georgia, the Company is publicly traded and Paivis, Corp. presently conducts its business operations through its operating subsidiaries located in the United States.

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

The discussion below of our performance is based upon our consolidated financial statements as of and for the three months periods ended December30, 2006 and 2005.
.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2006

For the three-month period ended December 31, 2006, the Company earned revenues of $1,785,638. The revenues were from sales of airtime related to telephone calling cards.

During the three month period ended December 31, 2006, the Company incurred operational expenses of $719,352. These operating expenses included: consulting fees of $138,000, wages and benefits of $196,553, and professional fees of $85.347 for the three month period ending December 31, 2006.

During the three month period ended December 31, 2006, the Company incurred a net loss from operations of $306,762.

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2006, COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005.

For the three month period ended December 31, 2006, the Company earned revenues of $1,785,638, as compared to revenues of $1,266,337 for the same period ended December 31, 2005. The revenues in 2006 are a result of the Company’s continued efforts to grow its customer base.

For the three month period ended December 31, 2006, the Company incurred operational expenses of $719,352 as compared to $1,783,521 during the same period in the previous year. These operating expenses included: consulting fees of $138,000 and $664,913; wages & benefits of $196,553 and $234,141, and professional fees of $85,347 and $46,413 for the three month period ended December 31, 2006 and 2005, respectively. The variation in expenses from December 31, 2006 as compared to the same period in the previous year is due to the efforts to re-organize its operations, and cut costs.

The Company incurred a net loss from operations of $306,762 for the fiscal quarter ended December 31, 2006, as compared to $1,647,947 for the same period in the previous year.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies have been outlined in our 10KSB filing for the year ending September 30, 2006, and are thus incorporated by reference. We have had no significant changes to our accounting policies or assumptions in the 3 month period ending December 31, 2006.

Liquidity and Financial Condition As Of December 31, 2006

We had cash-on hand totaling $77,719 as of December 31, 2006.

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

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition and development plans. Paivis hopes to secure the financing to satisfy the capital needs through the execution of various funding methods, primarily financing through, private placement investments or debt financing. Paivis hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, hedge funds and/or finance investment advisors that have the experience and relationships to aid Paivis with its capital raising efforts. The source of the capital may be comprised of a mix of principal shareholders, private investors and venture capital companies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the period covered by this report, the Company was a party to the following legal proceedings, one of which has been fully resolved as of the date of this report.

Jenkins v. Macro Communications, Inc. Superior Court of Gwinnett County, Georgia, File No.: 06-C-03746-S5 was commenced March 14, 2006 and a full and final settlement agreement was entered shortly after the suit was filed. Of the total amount of the settlement amount of $23,788.70, we paid $5,000 on June 6, 2006 and the balance of the amount we agreed to pay to resolve this case was fully paid on March 2, 2007. This legal proceeding has been terminated.

iBasis, Inc. v. Macro Communications, Inc., Superior Court of Gwinnett County, Georgia, File No.: 06A-09136-8. iBasis, Inc. was a claim filed in Suffolk Superior Trial Court of the Commonwealth of Massachusetts, File No.: SUCV2004-04047-C, wherein a default judgment was entered against our subsidiary, Macro Communications, Inc. on September, 20, 2006 for the sum of $192,022.47 principal and 1.5% per month interest accruing as of September 30,2003, the sum of $5,351.99 principal and 1.5% per month interest accruing as of August 31, 2003, and costs of $514.05. This Massachusetts judgment remains unpaid. On October 4, 2006, iBasis filed suit in Georgia to domesticate the Massachusetts judgment. After a hearing to determine whether or note the Massachusetts judgment should be enforceable in Georgia as a domesticated judgment, the Superior Court of Gwinnett County, Georgia entered an order on March 5, 2007 granting enforcement to the judgment.

Lastly, On February, 15, 2007 the Company filed a lawsuit against John J. Donnelly and Executive Transfer & Registrar Inc. (“Executive Registrar”) in Colorado state court. The Company filed the lawsuit to obtain an emergency restraining order to compel Executive Registrar, the Company’s former stock transfer agent, as required by rules and procedures mandated by the U.S. Securities and Exchange Commission, to transfer the Company’s stock books and records to the Company’s newly appointed stock transfer agent and to compel Executive Registrar to file it’s notice of termination with the Depository Trust Company as required by rules of the U.S. Securities and Exchange Commission. On March 2, 2007, a consent order was entered into by the Company and Executive Registrar providing for the delivery of all of our stock transfer records to our newly appointed stock transfer agent. The finalization of the terms of this consent order is under way at the time of this report, but the Company is confident that legal proceedings we instituted to compel our former stock transfer agent to relinquish our stock transfer records, will be completed shortly. However, it is also our intention to seek monetary damages, including attorneys’ fees, costs of suit and punitive damages against both Mr. Donnelly and Executive Transfer for their unwarranted and tortious interference with the Company’s stock transfer and shareholder records, which aspect of this legal proceeding has not yet been commenced.

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

PAIVIS, CORP.

Date: March 12, 2007	By:	/s/ Gregory Bauer
Gregory Bauer, Chief Executive Officer, Acting Principal Accounting Officer