Form 10-Q
period 2007-03-31
PAIVIS, CORP ./NV/
filed 2007-05-21
CIK 1076607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2007 30,663,838 shares of Common Stock of the issuer were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(unaudited)
(Stated in U.S. Dollars)

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31 2007	September 30 2006

ASSETS
Current
Cash	$72,459	$88,678
Goods and Services Tax recoverable	2,790	7,453
Accounts Receivable	569,943	407,034
Prepaid expense, advances and other	38,598	28,009
	683,790	531,174

Capital Assets (Note 3)	60,144	100,961
Goodwill	6,249,955	6,249,955
Minority Interest in Subsidiaries	(7,147)	(7,147)

	$6,986,742	6,874,943

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,429,300	$4,960,011
Loans and advances payable (Note 6)	2,869,956	2,655,121
	$8,299,256	$7,615,132

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
125,000,000 common shares par value $0.0002 per share
15,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
30,797,076 common shares at March 31, 2007 and 30,558,352 at September 30, 2006	6,159	6,111
792,592 Series A preferred shares at March 31, 2007, and at September 30, 2006	79	79
3,000,750 Series B preferred shares at March 31, 2007, and at September 30, 2006	300	300
Additional paid-in capital	16,689,896	16,448,832

Accumulated Deficit	(18,008,948)	(17,195,512)
	(1,312,514)	(740,190)
	$6,986,742	6,874,942

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS & DEFECIT
(Stated in U.S. Dollars)

	THREE MONTHS ENDED March 31		SIX MONTHS ENDED March 31
	2007	2006	2007	2006

Revenue	$1,451,274	$1,872,999	$3,236,912	$3,139,336

Cost of Sales	1,141,482	1,509,672	2,513,072	2,694,814
	309,792	363,327	723,840	444,522

Expenses
Consulting	119,887	147,934	257,887	940,035
Debt retirement expense	-	587,496	24,111	1,088,965
Interest expense	118,471	22,264	143,400	25,393
Marketing	3,104	3,089	18,799	7,715
Office, administration and sundry	209,833	327,855	446,010	529,526
Professional fees	190,195	131,470	275,542	177,883
Wages and benefits	189,975	173,727	386,528	407,868
	816,465	1,393,864	1,537,277	3,177,385

Loss Before The Following	521,673	1,030,537	828,437	2,732,863

Minority Interest In Loss of Subsidiary	-	15,390	-	69,769

Loss from Continuing Operations	521,673	1,015,147	828,437	2,663,094

Net Loss For The Period	$521,673	$1,015,147	$828,437	$2,663,094

Net Loss Per Share, Basic and diluted	$0.02	$0.07	$0.03	$0.21

Weighted Average Number Of Common Shares Outstanding	30,797,076	16,607,306	30,691,563	12,874,129

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	SIX MONTHS ENDED March 31
	2007	2006

Cash Flows From Operating Activities
Loss for the period from continuing operations	$(828,437)	$(2,663,094)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities

Amortization	40,817	110,619
Issue of common stock for services	217,000	205,557
Debt Retirement Inducement Expense	24,111	985,956
Change in working capital items:
Goods and Services Tax recoverable	4,663	(12,960)
Accounts receivable	(162,909)	(91,669)
Prepaid expense	(10,588)	38,607
Accounts payable and accrued liabilities	469,289	782,223
Other Adjustments, net	-	70,066
	(231,054)	(574,695)

Cash Flows From Investing Activities	-	-

	-	-

Cash Flows From Financing Activities
Shares issued for cash	-	41,661
Loans and advances payable	214,835	674,822
	214,835	716,483

(Decrease) Increase In Cash	(16,219)	141,788

Cash, Beginning Of Period	88,678	8,240

Cash, (Bank Indebtedness) End Of Period	$72,459	$150,028

Supplemental Disclosure of Non Cash Financing and Investing Activities
Debt issued for acquisition of investments	-	-
Shares issued for services	-	-
Shares issued for debt	241,111	993,624
Shares issued for acquisition of investments	-	-
Shares issued for deposit towards acquisition of investment	-	-

Supplemental Disclosure Of Cash Flow Financing and Investing Activities
Interest paid	$231	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
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

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at March 31, 2007, has accumulated a deficit of $18,023,948 and a working capital deficiency of $7,630,466. The Company expects to continue to incur substantial losses to continue the growth of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the business growth of and, if successful, to grow the sale of its products and services under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to realize its assets and settle its obligations in the normal course of business.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS (cont)

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements for the 12 months ending September 30, 2006 in the Form 10-KSB as filed with the Securities and Exchange Commission.

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

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont)

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

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont)

g)	Revenue Recognition

The Company recognizes revenue upon the sale and activation of a telephone calling card.

3.	CAPITAL ASSETS

	March 31, 2007
	COST	ACCUMULATED	NET BOOK
		AMORTIZATION	VALUE

Computer equipment	$18,016	$17,647	$368
Telecom equipment	1,063,065	1,003,289	59,776

	$1,081,081	1,020,937	60,144
	March 31, 2006
	COST	ACCUMULATED	NET BOOK
		AMORTIZATION	VALUE

Computer equipment	$18,016	$16,473	$1,543
Telecom equipment	1,063,065	861,400	201,665

	$1,081,081	877,873	203,208

At March 31, 2007 (March 31, 2006) the net book value of equipment serving as collateral for equipment and bank borrowings is $60,144 ($203,208).

4. OBLIGATIONS UNDER CAPITAL LEASES

Included within Loans & Advances Payables is equipment under capital leases at March 31, 2007 and 2006 as follows:

	March 31 2007	March 31 2006
Cost	$-	$923,572
Less Accumulated Depreciation	-	745,099
Net Book Value	-	178,473

As at March 31, 2007, there are no more capital leases outstanding with the Company.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.  CONTINGENCIES

Litigation

The Company is in settlement negotiations with a telecom carrier who has filed proceedings for delinquent payments. Amounts payable to this vendor have been recorded in accounts payable as at March 31, 2007. Management believes the ultimate disposition of these matters will not have a material adverse impact on the operations or financial condition of the Company.

The Company is a defendant in a lawsuit filed by a former service provider. Management believes the claim is without merit and that any potential judgement against the Company would not have a material adverse impact on the operations or financial condition of the Company. Accordingly no contingent liability has been accrued.

6. LOANS AND ADVANCES

All loans and advances payable are past due or are repayable within one year, unsecured, not convertible into the Company stock. At the period ending March 31, 2007, loans and advances consisted of:

	March 31 2007	March 31 2006

Loans & Advances
- past due	$1,208,192	$1,208,192
- due within one year	1,661,764	717,066

Total Loans & Advances Payable	$2,869,956	$1,925,258

The past due loans and advances were issued in the period ended March 31, 2007, and the holders have not demanded payment.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6. LOANS AND ADVANCES (cont)

Of the Loans and Advances, additional details have been listed below:

	March 31 2007	March 31 2006

Bears no interest	$418,565	$418,565
Bears no interest, paid Loan fee of $176,957and $ 165,958	1,727,504	797,696
Bears an interest rate of 8%	135,875	120,985
Bears an interest rate of 5%	116,320	116,320
Bears an interest rate 8.8%	471,692	471,692

Total Loan & Advances Payable	$2,869,956	$1,925,258

7. WARRANTS OUTSTANDING

As at March 31, 2007, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

2,250,000	$1.50	June 1, 2009
200,000	$1.50	June 1, 2009
2,450,000

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7. WARRANTS OUTSTANDING (cont)

A summary of the changes in shares which may be purchased on exercise of warrants for the year ended March 31, 2007is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, September 30, 2005	0

Granted	2,450,000	1.50

Balance, September 30, 2006	2,450,000	$1.50

No Warrant Activity	0

Balance, March 31, 2007	2,450,000	$1.50

At March 31, 2007a total of 2 warrants remain issued and outstanding, and underlie the shares listed in the table above.

8. BUSINESS SEGMENTS

The Company currently operates in a single business segment, “Telephone Communications”, in a single geographic area, North America.

9. RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at March 31, 2007 is $755,637 (2006 - $494,600) owing to directors or companies controlled by directors.

b)	Included in loans and advances payable at March 31, 2007 is $113,224 (2006 - $291,225) owing to directors or a companies controlled by directors.

c)	During the period ended March 31, 2007, the Company incurred $180,000 (2006- $180,000) in consulting expense to companies controlled by directors.

d)	During the period ended March 31, 2007, the Company incurred no expenses (2006 - $27,226) in administration, office, and equipment rental expenses with companies controlled by directors.

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

The following analysis discusses changes in the financial condition and results of operations at and for the three months periods ended on March 31, 2007 and March 31, 2006 and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings, if any, for the periods covered.

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

The discussion below of our performance is based upon our consolidated financial statements as of and for the three months periods ended March 31, 2007 and March 31, 2006.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007

For the three month period ended March 31, 2007, the Company earned revenues of $ 1,451,274. The revenues were from sales of airtime related to telephone calling cards.

During the three month period ended March 31, 2007, the Company incurred operational expenses of $816,465. These operating expenses included: consulting fees of $119,887, wages and benefits of $189,975, and professional fees of $190,195 for the three month period ending March 31, 2007.

During the three month period ended March 31, 2007, the Company incurred a net loss from operations of $521,673.

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2006.

For the three month period ended March 31, 2007, the Company earned revenues of $1,451,274 as compared to revenues of $1,872,999 for the same period ended March 31, 2006. The changes in revenues in 2007 are a result of the Company’s continued efforts to restructure its business and product offerings.

For the three month period ended March 31, 2007, the Company incurred operational expenses of $816,465 as compared to $1,393,864 during the same period in the previous year. These operating expenses included: consulting fees of $119,887 and $147,934, wages & benefits of $189,975 and $173,727, and professional fees of $190,195 and $131,470 for the three month period ended March 31, 2007 and 2006, respectively. The variation in expenses from March 31, 2007 as compared to the same period in the previous year is due to the continued efforts to restructure its business operations and reduction of debt.

The Company incurred a net loss from operations of $521,673 for the fiscal quarter ended March 31, 2007, as compared to $1,015,147 for the same period in the previous year.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies have been outlined in our 10KSB filing for the year ending September 30, 2006, and are thus incorporated by reference. We have had no significant changes to our accounting policies or assumptions in the three month period ending March 31, 2007.

Liquidity and Financial Condition As Of March 31, 2007

We had cash-on hand totaling $ 72,459 as of March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 On February 15, 2007, the Registrant filed a lawsuit in Arapahoe County District Court, Colorado, against John J. Donnelly and Executive Transfer & Registrar Inc. (“Executive Registrar”), the Registrant’s former stock transfer agent. We requested the court to issue a temporary restraining order and grant a preliminary injunction to compel Executive Registrar and Mr. Donnelly to transfer all of our stock books and records to our newly appointed stock transfer agent, Corporate Stock Transfer, Inc., as required by rules and procedures mandated by the U.S. Securities and Exchange Commission, and to compel Executive Registrar to file it’s termination notice with the Depository Trust Company as required by the U.S. Securities and Exchange Commission.

On February 20, 2007, the court approved a consent order entered into between the Registrant and Executive Transfer that compels Executive Transfer to immediately cease and desist issuing any shares of our common stock, and within 10 days, deliver a certified shareholders’ list to Corporate Stock Transfer, Inc. and also to formally notify Depository Trust Company in writing of the termination of Executive Registrar as our stock transfer agent.

During the period covered by this report, the Registrant’s subsidiary, Macro Communications, Inc. (“Macro”) was notified of the commencement of garnishment proceedings supplemental to the Final Judgment entered on March 5, 2007, in the lawsuit previously filed against Macro by iBasis, Inc., in the Superior Court—Gwinnett County, Georgia, File No.: 06-A-09136-8. A Summons of Garnishment was issued by that same court on April 2, 2007 asserting that Macro was indebted to iBasis, Inc. in the sum of $320,851.72 at that date. The Registrant does not contest the validity of the underlying Final Judgment that was entered in favor of iBasis, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2007, the Board of Directors approved the issuance of 300,000 common shares for a consultant to provide investor relations services to the Company. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, as the issuance did not involve any public offering of the registrant’s securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Additional Information Regarding The Company change of Transfer Agents

On April 17, 2007, Corporate Stock Transfer, Inc. notified us that it had taken possession of the necessary stock transfer records from Executive Transfer.
In May, 2007, Corporate Stock Transfer and the registrant were approved by the Depository Trust Company and Corporate Stock Transfer reported to us that it began to make significant headway in completing open deliveries of our common stock and the exchange of shares of our common stock for the outstanding shares of Jupiter Global Holding Corp. (“Jupiter”), as required in our merger with Jupiter.

As of the date of this report the Company, specifically Paivis management, asks for all new shareholders from Jupiter to notify their broker dealer to contact the new stock transfer agent to aid in the expediting of the delivery of their Paivis certificates. A number of broker dealers have not contacted the new transfer agent despite communication that has been made on behalf of the Company or have contacted the new transfer agent but have not submitted the list of beneficial holders. Any further delays in communication and cooperation from the broker-dealers representing Jupiter shareholders may result in additional setbacks in issuing replacement Paivis shares to the shareholders of those broker-dealers.

Any shares of our common stock issued and delivered after December 29, 2006 counter-signed by Executive Registrar are deemed to be unauthorized and will be canceled when presented to the new stock transfer agent, as that is the effective date of termination of Executive Registrar.

The Company is working closely with the new transfer agent to execute all open matters related to the issuance of certificates and expects to be complete in the upcoming weeks.

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

PAIVIS, CORP.

Date: May 21, 2007	By:	/s/ Gregory Bauer
Gregory Bauer, Chief Executive Officer, Acting Principal Accounting Officer