Form 10QSB
period 2007-06-30
PAIVIS, CORP ./NV/
filed 2007-08-20
CIK 1076607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2007,  42,385,068 shares of Common Stock of the issuer were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	June 30 2007 (unaudited)	September 30 2006

ASSETS
Current
Cash	$4,469	$88,678
Goods and Services Tax recoverable	7,476	7,453
Accounts Receivable	534,921	407,034
Prepaid expense, advances and other	15,777	28,009
	562,643	531,174

Capital Assets	47,620	100,961
Goodwill	6,249,955	6,249,955
Minority Interest in Subsidiaries	(7,147)	(7,147)

	$6,853,071	$6,874,943

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,050,880	$4,960,011
Loans and advances payable	2,860,112	2,655,121
	8,910,992	7,615,132

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
125,000,000 common shares par value $0.0002 per share
15,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
41,514,739 common shares at June 30, 2007 and 30,558,352 at September 30, 2006	8,302	6,111
No Series A preferred shares at June 30, 2007, and 792,592 at September 30, 2006	-	79
3,000,750 Series B preferred shares at June 30, 2007, and at September 30, 2006	300	300
Additional paid-in capital	16,687,832	16,448,833

Accumulated Deficit	(18,754,355)	(17,195,512)
	(2,057,921)	(740,190)
	$6,853,071	$6,874,943

The accompanying notes are an integral part of these consolidated financial statements.

 PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED June 30		NINE MONTHS ENDED June 30
	2007	2006	2007	2006

Revenue
Telecom	$1,322,439	$1,417,623	$4,559,351	$4,557,193

Cost of Sales	1,139,682	1,427,034	3,652,754	4,182,713
	182,757	(9,411)	906,597	374,480

Expenses
Consulting	95,171	103,000	353,058	503,903
Debt retirement expense	-	23,624	24,111	1,033,603
Interest Expense	22,455	-	165,855	-
Marketing	3,502	-	22,301	8,186
Office, administration and sundry	408,230	621,370	854,240	902,619
Professional fees	212,561	118,834	488,103	274,923
Wages and benefits	171,246	178,495	557,774	595,197
	616,255	1,045,323	2,168,532	3,318,431

Loss Before The Following	(730,408)	(1,054,734)	(1,558,845)	(2,943,951)

Forgiveness of Debt	-	-	-	(1,015)

Net Loss For The Period	$(730,408)	$(1,054,734)	$(1,558,845)	$(2,942,936)

Net Loss Per Share, Basic and diluted	$(0.02)	$(0.08)	$(0.05)	$(0.60)

Weighted Average Number Of Common Shares Outstanding	32,464,268	13,988,049	30,691,563	4,868,063

The accompanying notes are an integral part of these consolidated financial statements.

 PAIVIS, CORP.
(Formerly APO Health, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED JUNE 30
	2007	2006

Cash Flows From Operating Activities
Loss for the period from continuing operations	$(1,558,845)	$(2,942,936)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities

Amortization & Depreciation	53,343	153,097
Stock based compensation	-	1,009,580
Issue of common stock for expenses	217,000	229,180
Issue of common stock for debt	-	993,624
Debt Retirement Inducement Expense	24,111	-
Change in working capital items:
Goods and Services Tax recoverable	(24)	(5,581)
Accounts receivable	(127,887)	(34,583)
Prepaid expense	12,232	(38,055)
Accounts payable and accrued liabilities	1,090,869	(95,359)
Other Adjustments, net	-	253,227
	(289,200)	(477,806)

Cash Flows From Financing Activities
Shares issued for cash	-	464,032
Loans and advances payable	204,991	92,706
	204,991	556,738

(Decrease) Increase In Cash	(84,209)	78,932

Cash, Beginning Of Period	88,678	5,660

Cash, (Bank Indebtedness) End Of Period	$4,469	$84,592

Supplemental Disclosure of Non Cash Financing and Investing Activities
Shares issued for debt	241,111	993,624

Supplemental Disclosure Of Cash Flow Financing and Investing Activities
Interest paid	$231	$11,281
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
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

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at June 30, 2007, has accumulated a deficit of $18,754,355 and a working capital deficiency of $8,348,349.  The Company expects to continue to incur substantial losses to continue the growth of its business.  Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives.  Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the business growth of and, if successful, to grow the sale of its products and services under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result if the Company is unable to realize its assets and settle its obligations in the normal course of business.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
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

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

b)	Amortization and Depreciation

Capital assets are being amortized over their estimated useful lives on the straight-line basis at the following rates:

Computer equipment	3 years
Telecom Equipment	5 years

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (cont)

c)	Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common stock equivalents including warrants, options and convertible instruments.  Diluted loss per share equals loss per share as the exercise of any common stock equivalents would be anti-dilutive in periods with losses.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (cont)

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

g)	Revenue Recognition

The Company recognizes revenue upon the sale and activation of a telephone calling card.

3.	CAPITAL ASSETS

	June 30, 2007
		ACCUMULATED
	COST	AMORTIZATION AND DEPRECIATION	NET BOOK VALUE

Computer equipment	$18,016	$18,016	$-
Telecom equipment	1,063,065	1,015,445	47,620

	$1,081,081	1,033,461	47,620

	June 30, 2006
		ACCUMULATED
	COST	AMORTIZATION AND DEPRECIATION	NET BOOK VALUE

Computer equipment	$18,016	$16,160	$1,856
Telecom equipment	1,063,065	914,799	148,266

	$1,081,081	930,959	150,122

At June 30, 2007 (June 30, 2006) the net book value of equipment serving as collateral for equipment and bank borrowings is $47,620 ($148,266).

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.           OBLIGATIONS UNDER CAPITAL LEASES

Included within Loans & Advances Payables is equipment under capital leases at June 30, 2007 and 2006 as follows:

	June 30 2007	June 30 2006
Cost	$-	$923,572
Less Accumulated Depreciation	-	806,193

Net Book Value	-	117,379

As at June 30, 2007, there are no more capital leases outstanding with the Company.

5.            CONTINGENCIES

Litigation

The Company is in settlement negotiations with a telecom carrier who has filed proceedings for delinquent payments.  Amounts payable to this vendor have been recorded in accounts payable as at June 30, 2007.  Management believes the ultimate disposition of these matters will not have a material adverse impact on the operations or financial condition of the Company.

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

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	LOANS AND ADVANCES

All loans and advances payable are past due or are repayable within one year, unsecured, not convertible into the Company stock.  At the period ending June 30, 2007, loans and advances consisted of:

	June 30 2007	June 30 2006

Loans & Advances
- past due	$1,208,192	$1,208,192
- due within one year	1,651,920	647,745

Total Loans & Advances Payable	$2,860,112	$1,855,937

The past due loans and advances were issued in the period ended June 30, 2007, and the holders have not demanded payment.

Of the Loans and Advances, additional details have been listed below:

	June 30 2007	June 30 2006

Bears no interest	$418,565	$418,565
Bears no interest, paid Loan fee of $176,957and $ 165,958	1,732,504	802,696
Bears an interest rate of 8%	126,031	51,664
Bears an interest rate of 5%	116,320	116,320
Bears an interest rate 8.8%	466,692	466,692

Total Loan & Advances Payable	$2,860,112	$1,855,937

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.           WARRANTS OUTSTANDING

As at June 30, 2007, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

2,250,000	$1.50	June 1, 2009
200,000	$1.50	June 1, 2009
2,450,000

A summary of the changes in shares which may be purchased on exercise of warrants for the year ended June 30, 2007is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, September 30, 2005	0

Granted	2,450,000	1.50

Balance, September 30, 2006	2,450,000	$1.50

No Warrant Activity	0

Balance, June 30, 2007	2,450,000	$1.50

At June 30, 2007, a total of 2 warrants remain issued and outstanding, and underlie the shares listed in the table above.

PAIVIS, CORP.
(Formerly APO Health, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.           BUSINESS SEGMENTS

The Company currently operates in a single business segment, “Telephone Communications”, in a single geographic area, North America.

9.           RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at June 30, 2007 is $718,658 (2006 - $502,852) owing to directors or companies controlled by directors.

b)	Included in loans and advances payable at June 30, 2007 is $120,938 (2006 - $23,671) owing to directors or a companies controlled by directors.

c)	During the period ended June 30, 2007, the Company incurred $270,000 (2006- $270,000) in consulting expense to companies controlled by directors.

d)	During the period ended June 30, 2007, the Company incurred no expenses (2006 - $28,490) in administration, office, and equipment rental expenses with companies controlled by directors.

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

Paivis Corp.’s (“Paivis”, the “Company” or the “Registrant”) business operations commenced June 2000 and consist of telecommunications switching services. Paivis is facility-based wholesale telecommunications carrier that delivers many application/value-added services within the prepaid services space. The Company operates and maintains a robust switching facility, offering over 16,000 ports with connectivity to most of the tier 1 carriers in the US and manages an extensive international (A-Z) network.  In addition to the wholesale business, Paivis maintains a large retail distribution network for direct to consumer services. Our products are sold through approximately 5,000 retail outlets in the United States and our distribution is rapidly expanding.

The future growth of the Company is focused on implementing a plan of growth of our current business operations, and also growth through acquisitions. The Company is currently in discussions with several acquisition candidates.

The following analysis discusses changes in the financial condition and results of operations at and for the three months periods ended on June 30, 2007 and June 30, 2006 and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings, if any, for the periods covered.

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

OUR BUSINESS OPERATIONS

Paivis’ present business operations commenced June 2000 and involve providing prepaid long distance services. We generate revenues through the domestic and foreign sale of a variety of telecommunications products and services, such as prepaid calling cards, prepaid wireless service and international wholesale termination. Our products are sold through approximately 5,000 retail outlets in the United States and our distribution is rapidly expanding.

The discussion below of our performance is based upon our consolidated financial statem ents as of and for the three months periods ended June 30, 2007 and June 30, 2006.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007

For the three month period ended June 30, 2007, the Company earned revenues of $1,322,439. The revenues were from sales of airtime related to telephone calling cards.

During the three month period ended June 30, 2007, the Company incurred operational expenses of $616,255. These operating expenses included: consulting fees of $95,171, wages and benefits of $171,246, and professional fees of $212,561 for the three month period ending June 30, 2007.

During the three month period ended June 30, 2007, the Company incurred a net loss from operations of $730,408.

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2006.

For the three month period ended June 30, 2007, the Company earned revenues of $1,322,439 as compared to revenues of $1,417,623 for the same period ended June 30, 2006.  The changes in revenues in 2007 are a result of the Company’s continued efforts to restructure its business and product offerings, and its efforts to minimize the sale of products with lower margins.

For the three month period ended June 30, 2007, the Company incurred operational expenses of $616,255 as compared to $1,045,323 during the same period in the previous year. These operating expenses included: consulting fees of $95,171 and $103,000, wages & benefits of $171,246 and $178,495, and professional fees of $212,561 and $118,834 for the three month period ended June 30, 2007 and 2006, respectively. The variation in expenses from June 30, 2007 as compared to the same period in the previous year is due to the continued efforts to restructure its business operations and reduction of debt.

The Company incurred a net loss from operations of $730,408 for the fiscal quarter ended June 30, 2007, as compared to $1,054,734 for the same period in the previous year.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies have been outlined in our 10KSB filing for the year ending September 30, 2006, and are thus incorporated by reference. We have had no significant changes to our accounting policies or assumptions in the three month period ending June 30, 2007.

Liquidity and Financial Condition As Of June 30, 2007

We had cash-on hand totaling $ 4,469 as of June 30, 2007.

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

Management is in the process of developing and finalizing an extensive  debt restructuring and reduction plan. At present, management anticipates that the  plan may include negotiating with our creditors with a view towards converting some of our outstanding obligations  to equity on terms acceptable to our creditors, which may included both preferred and common stock and possibly the sale or discontinuation of business units or subsidiaries that may be dormant, non operational and debt heavy. Any stock conversions may be done at prices which are at a discount to the market price of the Company’s common stock, due to the depressed market for the Company’s securities and further due to the fact that conversion of any debt to equity would result in the issuance of restricted securities to such creditors. Accordingly, such conversion will  result in additional and possibly substantial dilution to existing shareholders. However, converting the Company’s debt obligations to equity removes liabilities from our balance sheet and ultimately management believes will improve shareholder value and the opportunity to raise additional capital for our growth and development.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation matters in the ordinary course of its telecommunications business. Management has sought to resolve any disputes with vendors, creditors and others that may have claims against the Company arising from the day-to-day operations of our business. During the period covered by this report, no such litigation or other disputes have arisen that were not previously disclosed by the Company in one or more prior reports.

The Company previously filed suit against its former stock transfer agent, Jack Donnelly and his wholly-owned company, Executive Registrar & Transfer, Inc. (“Executive Registrar”), in Arapahoe County District Court, Colorado , being Case No. 2007-CV-307. The Company initiated this lawsuit in order obtain a court order compelling Executive Registrar to turn over all of the Company’s stock transfer records to our new stock transfer agent, Corporate Stock Transfer, Inc. of Denver, Colorado. This lawsuit has been settled by the parties after Executive Registrar agreed to relinquish all of our corporate and stock transfer records. However, the dismissal of this lawsuit was without prejudice to the Company’s ability to refile a lawsuit against the same defendants in the same court for the purpose of recovering monetary losses sustained as a result of Executive Registrar’s refusal to abide by regulations promulgated by the Securities and Exchange Commission and in causing undue and serious delays in the issuance of our common stock to the former shareholders of Jupiter Global Holdings Corp. as required by our merger that was effective on May 18, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2007, the Board of Directors approved the issuance of 600,000 common shares for additional consideration to  a lender to provide  loans to the Company. The offer and sale of these shares  was exempt from registration requirements of § 5 of the Securities Act of 1933,  under § 4(2) of the Securities Act of 1933, as amended, as the issuance did not involve any public offering of the Company’s  securities.

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

PAIVIS, CORP.

Date: August 20, 2007	By:	/s/ Gregory Bauer
Gregory Bauer, Chief Executive Officer, Acting Principal Accounting Officer